Form 10KSB
period 2006-12-31
IMVISION THERAPEUTICS INC.
filed 2007-04-02
CIK 1372230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File Number: 000-52360

IMVISION THERAPEUTICS INC.
(Name of small business issuer in its charter)

NEVADA	Applied for
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Feodor-Lynen Strasse 5, Hanover, Germany	30625
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:                 +49 511 53 88 96-76

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                                            Name of each exchange on which registered

Not Applicable                                                                                       Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year. $149,578

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
$2,093,750 as at March 19, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
35,975,000 shares of common stock as of March 19, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

IMVISON THERAPEUTICS INC.

Annual report On Form 10-KSB
For The Year Ended
December 31, 2006

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to receive regulatory approval for the sale and marketing of our MAT immunotherapeutics and to successfully achieve commercialization of our MAT immunotherapeutics, our ability to successfully market our MAT immunotherapeutics, our ability to continue development and upgrades to the MAT immunotherapeutics technology, competition from competitors, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the Securities and Exchange Commission (the “SEC”) on September 1, 2006, as amended, this annual report on Form 10-KSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PART I

Item 1.                Description of Business

Overview

We conduct our business operations through our German subsidiary, ImVisioN GmbH. ImVisioN GmbH was formed as a limited liability company under the laws of Germany on January 28, 2005. We own all of the outstanding capital of ImVisioN GmbH.

We are focused on the development of novel immunotherapeutics based on our proprietary Modular-Antigen-Transporter (MAT) technology platform to treat allergic diseases. Immunotherapeutics are drugs that stimulate the body’s immune system in a way that strengthens the body’s immune system.

Our lead product is IVN201, which is a MAT molecule that we have targeted for the treatment of allergic reactions to cat dander. We are also investigating product candidates that are MAT molecules for the treatment of allergic reactions to birch pollen and dust mites. These candidates are referred to by us as Birch-MAT and Mite-MAT, respectively. Our product candidates are all presently in the preclinical phase of development. We are seeking to raise financing in order to complete the preclinical development and to start clinical testing of our IVN201 product candidate and to continue the preclinical research of our other MAT product candidates.

Our product candidates are proprietary MAT protein molecules that are made up of three functionally different modules:

  A translocation module which enables the MAT molecule to pass through the cell membrane and to get into antigen-presenting cells (APC) that are an essential component of the human immune system. These cells are the critical cells of the immune response responsible for processing of allergy causing molecules, known as allergens, and for the stimulation of a specific immune response to such allergen;

  A targeting module, which directs the processing of the MAT molecule within the antigen- presenting cell and which improves the presentation of the allergen and its components to the immune system thereby inducing an efficient protective immune response; and

  A module containing the allergen to which the patient is allergic which determines the specificity of the induced immune response.

Our concept for immunotherapy employs the novel approach of administration of the MAT molecules into the lymph nodes of the human body in order to increase the presentation of allergens to the immune system and initiate a highly efficient immune response. Our objective is to establish that a combination of these elements in one MAT molecule combined with intralymphatic administration will enable an effective and specific therapy of a variety of allergic diseases based on an increased antigen presentation to the immune system.

Our MAT technology is the subject of a patent which is granted in the European Union (the “EU”) and a patent application that we have filed in other countries including the United States. We have obtained an exclusive license to patents claiming the intralymphatic administration of allergens. Our obligations under this license agreement require us to make milestone and royalty payments to the patent owner.

We have not completed the development of any of our products to date. We must complete preclinical testing and clinical trials of our product candidates in order to establish that our product candidates are effective and safe. Our plans for product development for the next twelve months include:

•	Completion of preclinical development of our IVN201 product candidate, which will include completion of the following activities:

	•	Completion of animal safety and toxicology testing to demonstrate the safety of IVN201.

	•	Completion of formulation studies to develop a stable formulation of IVN201

	•	Completion of GMP compliant manufacturing of clinical grade material of IVN201

	•	Submission of product documentation of IVN201 to the Swiss regulatory authority the start of Phase I/IIa clinical testing in order to demonstrate preliminary therapeutic efficacy in allergic patients (proof-of-concept);

•	additional preclinical testing of our Birch-MAT product candidate; and

•	additional preclinical testing of our Mite-MAT product candidate.

Substantial additional clinical trials of our products will be required before we are able to establish that any of our product candidates are effective and safe. This additional development work will require that we obtain additional financing.

We must complete preclinical testing and clinical trials of our product candidates in order to establish that our product candidates are effective and safe. We are subject to government regulation by the United States Food and Drug Administration (the “FDA”), the European Agency for the Evaluation of Medicinal Products (“the EMEA”) and other national regulatory authorities at each stage of the research and development of our product candidates. In the event that our preclinical testing and clinical trials are successful, we will not be able to market any of our products for sale until such time as we have received approval from the FDA, EMEA and other national regulatory authorities. Due to this research and development phase, we do not anticipate achieving revenues from sales of our MAT products during the next three years. Further, there is no assurance that we will successfully complete development and commercialization of our MAT products.

Our Corporate Organization

Incorporation

We were incorporated on June 15, 2006 under the laws of the state of Nevada.

We conduct our business operations through our German subsidiary, ImVisioN GmbH. ImVisioN GmbH was formed as a limited liability company under the laws of Germany on January 28, 2005. We own all of the outstanding capital of ImVisioN GmbH.

Principal Executive Offices

Our principal executive offices and the offices of ImVisioN GmbH are located at Feodor-Lynen Strasse 5, 30625 Hanover, Germany.

Web Site

Our web site is located at www.imvision-therapeutics.com.

Acquisition of ImVisioN GmbH and the MAT Technology

Development of the MAT Technology

The MAT technology was originally owned by BioVisioN AG, a Hanover based biotechnology company. BioVisioN AG was founded in 1997 to develop diagnostic and therapeutics products based on blood peptides for the market of human medicine. As part of its research and development activities, BioVisioN AG entered into a cooperative effort with the Swiss Institute of Allergy and Asthma Research (the “SIAF”) located in Davos, Switzerland. This collaborative effort resulted in the achievement in October 2004 of a milestone in the development of the MAT Technology. This milestone was the achievement of successful results from the MAT application in ex-vivo patient peripheral blood mononuclear cells and in animal experiments.

BioVisioN subsequently sold its interest in the MAT technology to ImVisioN GmbH, which was owned by BioVisioN at the time of transfer.

Organization of ImVisioN GmbH

ImVisioN GmbH was formed as a limited liability company by BioVisioN in January 2005.

In anticipation of the sale of ImVisioN GmbH by BioVisioN AG to Nextech Venture LP, as described below, BioVisioN transferred its rights in the MAT technology to ImVisioN GmbH pursuant to a patent and know-how purchasing agreement dated March 31, 2005. The rights transferred included all industrial and intellectual property rights arising from the registration of patent WO 2004/035793 entitled “Modular antigen transporter molecules for modulating immune reactions, associated constructs, methods and uses thereof”, as well as patent EP 1 400 114 A entitled “Modular antigen transporter molecules (MAT molecules) for modulating immune reactions, associated constructs, methods and uses thereof.” The contractual rights included in this transfer included all rights entitling ImVisioN to use and exploit in any way the registered invention. The rights were transferred for a nominal cash payment plus the agreement of ImVisioN GmbH to pay to BioVisioN royalties on product sales and out-licensing or sales of product rights.

Subsequent to this transfer of technology, BioVisioN AG Hanover and Nextech Venture LP entered into an Equity Share Purchase Agreement dated March 31, 2005 whereby Nextech Venture acquired all of the outstanding capital of ImVisioN GmbH from BioVisioN. Nextech Venture paid Euro 550,000 (equal to $726,000 based on an exchange rate of $1.32/1.00 EUR) to BioVisioN as consideration for this acquisition. Nextech Venture was a shareholder of BioVisioN at this time of this transaction. The capital of ImVisioN GmbH consisted of €25,000 (equal to $33,000 based on an exchange rate of $1.32/1.00 EUR) at the time of the sale.

Our Acquisition of ImVisioN GmbH

We acquired all of the outstanding capital of ImVisioN GmbH from Nextech Venture effective June 30, 2006. We issued 20,400,000 shares of our common stock to Nextech Venture as consideration for all of the outstanding capital of ImVisioN GmbH. As a result of this transaction, ImVisioN GmbH became our wholly owned subsidiary and Nextech Venture became our principal shareholder. Notwithstanding its legal form, our acquisition of ImVisioN GmbH has been accounted for as a reverse acquisition since the acquisition resulted in the former owner of ImVisioN GmbH owning the majority of our issued and outstanding shares. Because we were a newly incorporated company with nominal net non-monetary assets, we have accounted for the acquisition as an issuance of stock by us accompanied by a recapitalization. Our financial statements have been restated to reflect the retroactive application of the share transaction between us and Nextech Venture. All share information presented in our financial statements has been restated to reflect the 20,400,000 shares issued by us to Nextech Venture on June 30, 2006 to acquire all the outstanding capital of ImVisioN GmbH and reverse acquisition accounting.

OUR OPERATIONS

In general, we conduct our operations using an outsourcing model that allows us to access the expertise needed in a broad array of special functions necessary to complete development of our product candidates, while remaining a relatively small, flexible and dynamic organization. Our strategy is to use outsourcing controlled by an in-house team of specialists as a cost-effective way to access the highest quality of service within the disciplines needed to advance the development of our product candidates.

Our Offices

Our offices are located in a medical technology park in Hanover, Germany. Hanover is a university, trade fare and state capital city that offers an excellent infrastructure for a globally operating company. We believe that our location provides us with access to well qualified personnel within the scientific community and to collaboration partners that we require in order to carry out our business plan and product development.

Our Employees

Our management team is comprised of Dr. Martin Steiner, our chief executive officer and chief financial officer and one or our directors, and Prof. Dr. Horst Rose, our chief operating officer and one of our directors. The biographical experience of each of Dr. Steiner and Prof. Dr. Rose is presented below under the heading “Directors, Executive Officers, Promoters and Control Persons”.

In addition, we have three laboratory employees, one of whom is a laboratory scientist and two of whom are laboratory technical assistants. Each of our employees works at the laboratory facilities at our Hanover head office.

Our Consultants

Our management team is supported and complemented by a team of experienced professionals who provide us with expertise and support for research, preclinical and clinical development of our product candidates. The following individuals provide their expertise to us as our key consultants:

  Prof. Dr. Reto Crameri

  Prof. Dr. Crameri advises us on research and preclinical development of our products. Prof. Dr. Crameri is Head of the Division of Molecular Allergology at the Swiss Institute of Allergy and Asthma Research (SIAF) in Davos, Switzerland, and guest Professor for Molecular Immunology at the University of Salzburg, Austria. Prof. Dr. Crameri has held this position since 1991. Prof. Dr Crameri performed studies of microbiology and biochemistry at the Swiss Federal Institute of Technology (ETH) Zurich, Switzerland and held a Senior scientist position at Biogen SA in Geneva. Prof. Dr. Crameri was Head of the Swiss Radon Project at the Paul Scherrer Institute from 1987 to 1989.

  Prof. Dr. Crameri is the inventor of our MAT technology. Prof. Dr. Crameri provides his services to us pursuant to a consultant agreement between ImVisioN GmbH and Productomics.

  We have entered into a consulting agreement with Productomics whereby Prof. Dr Crameri provides consulting services to us in consideration of a consulting fee calculated on the basis of Euro 1,000 per consulting day (equal to $1,320 per consulting day based on an exchange rate of $1.32/1.00 EUR). Our original arrangement required payment of a fixed fee of Euro 4,000 per month (equal to $5,280 per consulting month based on an exchange rate of $1.32/1.00 EUR). This original agreement has been amended to change the compensation arrangement from a monthly fee to a daily fee. Prof. Dr Crameri has agreed to provide up four days of consulting services in each month. Prof. Dr Crameri provides support to us with regard to molecular biology, construction and design of our product candidates. We consult with Prof. Dr Crameri on a case by case as we deem appropriate based on our need for Prof. Dr Crameri ‘s advice on our research and development activities. The term of the agreement is on an ongoing-basis and we and Prof. Dr Crameri are each entitled to terminate on one month’s notice to the other.

  PD Dr. Thomas Kündig

  Dr. Kündig advises us on preclinical and clinical development of our products. Dr. Kündig is currently medical director of the Clinic for Immunotherapy at the Department of Dermatology at the University Hospital Zurich. Dr. Kündig has been employed with the University Hospital Zurich since 1995 and has held his current position as medical director since 2004. Prior to that Dr Kündig held a post-doctorate position at the Department of Medical Biophysics (Prof. T. Mak) at the University of Toronto, Canada, from 1992 to 1995 and a post-doctorate position at the Institute for Experimental Immunology (Prof. R. Zinkernagel) at the University of Zurich from 1989 to 1992. He obtained his M.D. at University of Zurich.

  Dr. Kündig is the inventor of the intralymphatic administration of allergens and he has been involved in the founding of several biotechnology companies. Dr. Kündig provides his services to us pursuant to a consultant agreement between ImVisioN GmbH and SK Research AG.

  We have entered into a consulting agreement with SK Research AG whereby Dr. Kündig provides consulting services to us in consideration of a consulting fee calculated on the basis of Euro 1,000 per consulting day (equal to $1,320 per consulting day based on an exchange rate of $1.32/1.00 EUR). Our original arrangement required payment of a fixed fee of Euro 6,000 per month (equal to $7,920 per consulting month based on an exchange rate of $1.32/1.00 EUR). This original agreement has been amended to change the compensation arrangement from a monthly fee to a daily fee. Dr. Kündig has agreed to provide up to six days of consulting services in each month. Dr. Kündig provides support to us with regard to preclinical and clinical evaluation of our MAT based product candidates. We consult with Dr. Kündig on a case by case as we deem appropriate based on our need for Dr. Kündig‘s advice on our research and development activities. The term of the agreement is on an ongoing-basis and we and Dr. Kündig are each entitled to terminate on one month’s notice to the other.

Our Scientific Advisory Board

We have assembled a scientific advisory board comprised of the following scientific experts in the fields of immunology, allergology and preclinical and clinical development of immunotherapeutics.

  Prof. Dr. Reto Crameri

  See biography above.

  Dr. Hans Grönlund

  Dr. Grünlund is currently a Postdoctorial Fellow at the Allergy and Clinical Immunology Unit, Institute of Medicine at the Karolinska Institutet, Stockholm, Sweden. Prior to that, Dr. Grönlund was head of the Department of Molecular Immunology, R&D, at Pharmacia Diagnostic AB, a world leader in allergy diagnostics company. Dr. Grönlund received his Ph.D in Medical Science from the Karolinska Institutet and his BSc in Biology from the University of Stockholm.

  Prof. Dr. Ludger Klimek

  Head of the centre of “Rhinologie und Allergologie“, Wiesbaden, Germany, and Professor for “Spezielle Rhinologie, Allergologie und Umweltmedizin“, Ruprecht-Karls-Universität Heidelberg, Germany. Prof. Dr. Klimek is Board member of “Ärzteverband Deutscher

  Allergologen (ÄDA)”, “Consultant in Allergology”, American Rhinologic Society and “Secretary of Scientific Affairs“, International Society of Otolaryngologic Allergy.

  PD Dr. Thomas Kündig

  See biography above.

  Prof. Dr. Andreas Pfützner

  Prof. Dr. Pfützner is the chief executive officer of the Institut für Klinische Forschung und Entwicklung (Institute for Clinical Research and Development), a clinical research organization (CRO) and Professor for Applied Clinical Research at the University of Applied Sciences, Rheinbach, Germany. Prof. Dr. Pfützner was previously head of Clinical Research Diabetics at Lilly Germany.

  Prof. Dr. Rolf Zinkernagel

  Prof. Dr. Zinkernagel is the Head of the Institute for Experimental Immunology at the University of Zurich, Switzerland. In 1996, Prof. Dr. Zinkernagel received the Nobel Prize for Medicine and Physiology for his discovery of “MHC restriction”. He is a member of the executive board of Novartis and he is engaged in promoting several young biotechnology companies. Prof. Dr. Zinkernagel received his M.D. form the University of Basel, Switzerland and his Ph.D form the Australian National University in Canberra, Australia.

Our scientific advisory board is charged with the mandate of providing us with scientific advice relating to the review and discussion of scientific data with our product candidates, our selection of drug candidates, our clinical development strategies and our research strategies. We pay each member of our scientific advisory board a consulting fee on a per diem basis. These consulting fees range from EUR 1000 to EUR 3000 per consulting day (equal to $1,320 to $3,960 per consulting day based on an exchange rate of $1.32/1.00 EUR). In 2005, we had one formal meeting of our scientific advisory board and in 2006 we had several individual interactions with certain members of our scientific advisory board .

Our Collaboration Partners

We carry out most of the activities necessary for the research and development of our product candidates on a fee-for-service basis with external contractors. We anticipate that we will use external collaborators to provide services relating to the following activities:

  preclinical development,

  formulation development,

  toxicology studies,

  product manufacturing, and

  the conduct and monitoring of clinical studies.

We have also established relationships with a number of expert consultants who provide us with advice and support for different functions including, formulation, safety and toxicology, quality assurance, regulatory affairs and clinical development. In addition, we work in close collaboration with our patent attorneys to receive ongoing advice relating to our patents and patent applications and to monitor the intellectual property of competitors.

Digilab BioVisioN Services Agreement

Our principal executive offices are provided to us pursuant to a services agreement signed in May 2006 and dated effective February 1, 2006 with Digilab BioVisioN GmbH. Digilab BioVisioN is the successor to BioVisioN which was the original owner of ImVisioN GmbH and which went bankrupt subsequent to the sale of ImVisioN GmbH to Nextech Venture. Neither Dr. Steiner, Prof. Dr. Rose, Df. Rohmann, Nextech Ventures, nor any of their affiliates is affiliated with Digilab BioVisioN.

Under the services agreement, we are provided with office premises, laboratory equipment and facilities, information technology equipment and services and staff infrastructure. Information technology equipment and services include personal computers, telephones, internet access, network facilities and printers. We pay a fixed amount of 8,500 Euros per month ($11,220 per month based on an exchange rate of $1.32/1.00 EUR) for premises, information technology and secretarial staff support. We also have the opportunity to contract with Digilab for further services relating to project management, handling of patents and expertise regarding production and molecular biology. These additional services must be agreed upon in advance by Digilab and will be at rates agreed upon between us and Digilab at that time. The agreement is terminable by either us or Digilab by giving three months notice at the end of any quarter.

OUR MAT TECHNOLOGY

MAT Immunotherapeutics

Our concept for immunotherapy is based on the induction of a highly efficient immune response via an increased presentation of allergen molecules to the immune system. This concept employs the intralymphatic administration of our proprietary Modular-Antigen-Transporter (MAT) molecules.

Our MAT therapeutics are designed to compensate for the deviation towards a Th2 response in individuals who suffer from allergies by boosting selectively the Th1 response when an allergen is presented to the immune system. Our MAT therapeutics are molecules that consist of three functional elements, as described in the figure below:

  A translocation module which enables the MAT molecule to pass through the cell membrane and to get into antigen-presenting cells (APC). These cells are the critical cells of the immune response responsible for processing of the allergen and for the stimulation of a specific immune response to such allergen.

  A targeting module, which directs the processing of the MAT molecule within the APC and which improves the presentation of the allergen and its components to the immune system thereby inducing an efficient protective immune response (Th1).

  A module containing the allergen to which the patient is allergic which determines the specificity of the induced immune response.

Intralymphatic injection of MAT immunotherapeutics

In order to achieve the maximum therapeutic effect, our MAT therapeutics must induce the strongest immune response possible. In order to achieve this objective, our MAT therapeutics have to be taken up by antigen presenting cells in the immune system. These antigen presenting cells are primarily located in the lymph system. Therefore, we plan to apply an innovative route of drug administration by injecting MAT based immunotherapeutics directly into the lymph node of patients.

This route of administration has been extensively tested in clinical studies for specific immunotherapy. The allergy unit of the University Hospital Zurich has performed more than 300 intranodal injections with allergen extracts (bee venom, grass pollen, tree pollen) and another approx. 200 intranodal injections have been performed in several allergy centers in Europe, Canada and Australia (using bee venom). An intranodal injection is an injection whereby the allergen is administered directly into the lymph node by injection with a needle.

Although injection into a lymph node sounds painful, it is not. The injected lymph nodes, located in the subcutaneous fat of the upper outer quadrant of the groin are on average only around 5mm underneath the skin surface. The capsule of a lymph node is poorly innervated (meaning that it does not contain many nerves) and the patient cannot feel the needle puncturing the lymph node. Thus, to the patient an intranodal injection is no more painful than a subcutaneous injection.

MAT Molecules as Immunotherapeutics to treat Allergic Diseases

We believe that intralymphatic administration of MAT molecules directed against allergic diseases represent an ideal target for product development since current vaccination therapies, except for insect sting allergies, suffer from a bad compliance due to:

  the long treatment time spanning several years which requires administration of 50-80 injections, and unfavorable safety profiles of the currently administered immunotherapeutics.

We theorize that intralymphatic administration of MAT molecules will have the following advantages over other treatment alternatives:

  Reduction of the number of injections required: Immunotherapy with MAT immunotherapeutics for allergic diseases will only require administration of 3 injections. This would represent a vast improvement compared to the 50 to 80 injections with current protocols.

  Reduction of adverse events: The adverse events of immunotherapy which are allergic reactions including anaphylactic shock will be significantly reduced due to the route of administration, mode of action and dosage of MAT products, as discussed more fully below under “Competition”.

  Rapid therapeutic effect: Cure of allergic disease will be achieved within several weeks as opposed to two to three years with common protocols.

If we successfully develop our MAT molecules for the treatment of allergies, we expect our treatment will result in the following benefits:

  higher patient compliance,

  fewer side effects – more efficacious,

  broader general acceptance of allergy immunotherapy,

  reduced overall costs of allergen immunotherapy due to fewer required doctor visits and reduced use of symptomatic drugs, and broader treatment and availability due to lower cost.

PRECLINICAL PROOF OF PRINCIPLE

We theorize that vaccination with MAT therapeutics will be effective after only three injections with no or very low side effects and has therefore high potential to serve the unmet market demand for a new causative therapeutic treatment of IgE mediated allergies. We have conducted preclinical tests in order to start the process of investigating whether MAT therapeutics will offer an effective alternative to currently available immunotherapeutics. These preclinical tests are described below. As described below under “Government Regulation”, we will be required to undertake substantial clinical tests in order to complete our investigations and there is no assurance that we will be successful at any stage of our investigations.

Immunologic responses to MAT immunotherapeutics ex-vivo

The first assessments of the efficacy of the MAT immunotherapeutics developed were performed by Prof. Reto Crameri at the Swiss Institute for Asthma and Allergy Research in Davos, Switzerland. These tests are considered “ex-vivo” tests as they take place outside a living body.

The tests were conducted using cell cultures derived from peripheral blood mononuclear cells (PBMC) isolated from blood of allergic patients. The experiments compared the immunological responses resulting when MAT molecules containing an allergen were introduced compared to when a recombinant allergen was introduced. The recombinant allergen is the molecule that contains solely the allergen component of a MAT molecule and lacks the translocation and the targeting module. The results of the experiment demonstrated that the MAT molecules stimulate T-cell proliferation in PBMCs of allergic patients at much lower (about 1/10 to 1/100) concentrations compared to the proliferation induced by the corresponding recombinant allergens. This indicates an increase antigen presentation of MAT molecules to T cells. In addition, cytokine release experiments applying MAT molecules to PBMCs of allergic patients indicated a strong bias towards the desired Th1 type immune response.

In-vivo efficacy of MAT molecules

The initial “in-vivo” tests of MAT molecules were undertaken by the University Hospital Zurich in Switzerland. These tests are considered “in-vivo” tests as they were undertaken on living animals, in this case mice.

The University Hospital Zurich developed an in vivo sensitisation model for cat dander extract in mice to evaluate the efficacy of immunization using the intralymphatic administration of different allergens. In the course of these experiments mice were sensitised by multiple weekly injections of cat dander extract over a period of eight weeks. The sensitisation was indicated by a strong increase in allergen specific IgE antibodies. After the sensitisation period, the mice were then treated with three intralymphatic immunotherapy injections: (I) an untreated control, (II) recombinant Fel d1 protein, which is the principal allergen in cat dander; (III) cat dander extract; (IV) a MAT molecule incorporating the Fel d1 allergen. The effect of allergen specific immunotherapy of the animals was indicated by an increase of allergen specific IgG antibodies. A last group of mice was neither sensitised nor de-sensitised, in order to provide a control group. Finally, the mice were injected with a high dose of cat hair extract and their change of body temperature within 30 minutes of challenge was measured. This procedure mimics natural systemic allergic or anaphylactic reactions in humans.

The results of the experiment indicated that non-treated animals that had been sensitized showed clear anaphylaxis evidenced by a temperature drop of about 2°C. Animals treated with MAT-Fel d1 (IVN201) did not show any drop of body temperature, while animals treated with recombinant allergen or cat dander extract showed a similar drop in body temperature as non-treated animals. We believe that the data of this experiment provide strong evidence that the immune response induced by MAT immunotherapy is effective in preventing allergic symptoms.

Safety of MAT molecules in ex vivo experiments

An ex-vivo study designed to test the safety of MAT molecules has also been completed. In this study with blood from 10 patents allergic to cat dander the safety of IVN201, our initial MAT molecule, in comparison to recombinant allergen and cat dander extract was assessed. The results of this study indicated that the use of IVN201 for specific immunotherapy in allergic patients might be safer than using specific immunotherapy with recombinant allergen or cat dander extract and would not cause systemic allergic side effects.

OUR PRODUCT DEVELOPMENT

Our initial product in development is a MAT molecule known as IVN201. This molecule incorporates the Fel d1 allergen which is the primary allergen in cat dander. Our objective is to develop a vaccine incorporating our IVN201 molecule that can be used for the treatment of allergies to household cats using intralymphatic injection.

Cat-MAT - Immunotherapy to treat Cat Dander Allergy (IVN201)

Exposure to airborne particles originating from household cats is a common cause of IgE-mediated allergy. The severity of the symptoms ranges from mild rhinitis and conjunctivitis to potentially life-

threatening exacerbations in asthmatic patients. Cat dander allergy is one of the most significant causes of symptoms within the allergic population (39% in the USA and 30% in Europe). There are currently about 50 million patients suffering form allergies against cat dander in the USA and in Europe. The current treatment of cat allergy is by specific immunotherapy using injection of dander extracts. This current treatment suffers from unacceptable adverse reactions when efficacious allergen doses are used and therefore it is only administered in rare occasions. Accordingly, we believe that there is a current unmet medical need to provide a safe and efficacious immunotherapy to treat cat dander allergy.

Although patients are occasionally sensitized to several different molecules present in cat dander and pelts, the primary allergy causing molecule is the major allergen Fel d1. In fact more than 80% of cat allergy patients exhibit IgE antibodies to this potent allergen. Thus, we believe that the allergen molecule Fel d1 represents an ideal candidate for development as MAT based immunotherapeutic. Our product candidate, IVN201, contains the two polypeptide chains constituting Fel d1 in one fusion molecule. These two polypeptide chains constitute a recombinant protein molecules which mimics the structure and allergenic activity of the native Fel d1 protein. This is important as the recombinant Fel d1 with structures and functional activities of the native Fel d1 protein is difficult to manufacture at reasonable costs and commercial scale. To address this factor, we have obtained the proprietary rights to produce recombinant Fel d1 with activities comparable to the native protein.

Preclinical Development

We are undertaking a program of preclinical development for IVN201 which has been designed to fulfill the ethical and regulatory requirements for approval of clinical studies. The following preclinical studies have been completed

  Immunogenicity studies of IVN201 in mice: In these studies, we demonstrated that IVN201 has a dose dependent effect on immunogenicity and identified an optimal dose level. In addition, the immunogenicity studies demonstrated that the maximum immunogenicity is induced after three intralymphatic administrations of IVN201.

  Demonstration of efficacy in in-vivo sensitization model for cat dander extract in mice: We completed a study in an in-vivo sensitization model for cat dander extract (termed an “anaphylaxis mouse model”) which indicates that intralymphatic administration of IVN201 induces an effective immune response which protects animals from anaphylaxis.

  GMP compliant production protocol: In collaboration with a contract manufacturing organization we are developing a GMP compliant production protocol for the manufacture of clinical grade material of IVN201. Problems with transfer of the process to the GMP facility recently cause a delay of the preclinical development program. However, the process for the manufacture of IVN201 has now been successfully transferred to the GMP facility.

The following preclinical development activities are currently ongoing and are expected to be completed before the end of 2007:

  Demonstration of stability of the product: Studies to assess the stability of IVN201 are currently being undertaken by Strathmann Biotech, our contract manufacturing organization.

  Development of analytical methods to characterize IVN201. In collaboration with Therapeomics AG we are currently developing analytical methods to characterize the properties of IVN201.

  Development of a stable formulation of the product: In collaboration with Therapeomics AG we are developing a stable drug formulation of IVN201 adsorbed on aluminiumhydroxide.

  Toxicological testing with GMP material: Studies to assess toxicity of IVN201 in rodents are currently being conducted by a contract research organization. The aim of these toxicology studies is to demonstrate that IVN201 does not cause any toxic effects in rodents, even if massive overdoses (10 to 100 fold of human dose) are administered.

  Biodistribution studies: Animal Studies to access the bio-distribution of IVN201 to different organs and compartments of the body will be performed.

  Submission of investigator brochure and product documentation to Swissmedic: After completion of the preclinical testing and the manufacture of clinical material of IVN201 an investigator brochure and respective product documentation will be prepared for submission to the Swiss regulatory authority (Swissmedic).

We have discussed our preclinical development plan with Swissmedic and the Paul Ehrlich Institute (PEI) in Langen, Germany. The Paul Ehrlich Institute is the German federal authority that regulates the research, development and marketing of vaccines and biopharmaceutical drugs in Germany. The Paul Ehrlich Institute has advised us that, subject to successful completion of our preclinical development program and their suggested additional analytical characterization of our product, our preclinical development program will be considered sufficient for the Paul Ehrlich Institute to grant us permission to conduct clinical studies with IVN201.

Clinical Development

We have developed a clinical development program for IVN201. This clinical development program has been designed with the objective of enabling us to meet the requirements for regulatory approvals for marketing of IVN201 in the European Union and the United States if our clinical tests are successfully completed.

All clinical studies will be performed in full accordance with the international guidelines for Good Clinical Practice (GCP), the latest version of the Declaration of Helsinki, as well as local legal and ethical regulations for the investigative studies. Special attention will be paid to ethical considerations in special patient populations, such as children, in particular with regard to challenge tests or placebo controls.

Our clinical development plan includes the following studies:

IVN-CAT-01a

The objective of this study is to determine the concentrations at which IVN201 degranulates basophils of cat dander allergic patients, in comparison to cat dander extract and to Fel d1 alone. This study shall provide safety information for the dosing of IVN201 in the clinical studies that will follow this initial study. This study received approval from the ethical committee at the University Hospital in Zürich and was started in August 2005. The first part of the study was completed in November 2005. The second part of the study started in August 2006 and is expected to be completed in the second quarter of 2007. Clinical development work was performed at the University Hospital Zurich and the study was managed and monitored by IKFE under our master services agreement with IKFE, as described in greater detail below.

This study is an “ex-vivo” study that uses blood from 10 patients allergic to cat dander to assess the safety of IVN201 in comparison to recombinant allergen and cat dander extract using a test known as a “cellular antigen stimulation test” (CAST). The first part of this study concluded that the use of IVN201 in allergic patients for specific immunotherapy might be safer when compared to specific immunotherapy using recombinant allergen and cat dander extract and may not cause systemic allergic side effects. This second part of the study is ongoing and our objective is to confirm the conclusion reached in the first part of the study.

IVN-CAT-001b

This study is planned to evaluate IVN201 using a novel treatment schedule consisting of three biweekly intralymphatic injections in patients allergic to cat dander. The main objectives of this placebo controlled study are:

  to assess the safety and immunogenicity of IVN201 immunotherapy;

  to establish the allergen specific provocation tests (skin prick, intradermal, conjunctival and nasal),

  to assess the efficacy of IVN201 immunotherapy using skin prick, intradermal, conjunctival and nasal allergen provocation tests,

  to estimate the patient numbers required to demonstrate dose-dependent efficacy in the IVN- CAT-002 study.

This study will include a total of 20 patients allergic to cat dander extract, 12 of which will receive the IVN201 immunotherapy and 8 will receive placebo. Since this will be the first time IVN201 immunotherapy is administered to humans, the primary objective of this study is to assess the safety and tolerability of the treatment regimen. In addition, all patients will undergo allergen specific provocation tests (skin prick, intradermal, conjunctival and nasal), before and after treatment. The efficacy of the immunotherapy will be determined by an increased tolerance of the allergen in the respective provocation tests after therapy. A detailed immunological analysis of the patients’ serum will be performed in order to closely follow any changes of important immunological parameters during the study. The results of this study are expected to provide important information regarding the number of patients required for the subsequent dose-finding study, which will be the Company’s first clinical study with IVN201 which will be relevant for regulatory approval of the product.

The study protocol and an investigator’s brochure have been submitted to the ethical committee of the University of Zürich who gave their approval for the conduct of the study. We expect to start this study at the Dermatology unit of the University Hospital Zurich upon availability of GMP grade clinical material of IVN201 and after approval from Swissmedic, which is expected within the next 12 months. This study is expected to last for about six months to nine months. This study will provide us with our first “proof-of-concept” data for IVN immunotherapy, indicating the immunogenicity and the efficacy of MAT immunotherapy to treat cat dander allergy. We expect to receive this data in the first half of 2008.

The results of this study will provide the necessary information required for a “go/no go” key decision for the whole program. The decision is termed a “go/no go” decision due to the fact that if results of this study indicate that MAT immunotherapy is neither immunogenic nor efficacious in allergic patients, there will not be any justification to proceed with further clinical testing and we will be forced to abandon IVN201 as a product candidate for the treatment of allergies to cat dander.

IVN-CAT-02

The IVN-CAT-02 study will be designed to evaluate the safety, immunogenicity and efficacy of the IVN201 immunotherapy in comparison to placebo vaccinations. The study size is dependent on the results of the IVN-CAT001b study and it is currently expected to be between 60 and 120 patients. We anticipate that the study would be carried out at multiple centers in Switzerland and Germany.

In this study, three different dose levels of IVN201 immunotherapy will be evaluated in comparison to a placebo. All patients of the study will undergo allergen specific provocation tests (skin prick, intradermal conjunctival and nasal), before and after treatment. Efficacy of the immunotherapy will be determined by an increased tolerance of the allergen in the respective provocation tests after therapy. A detailed immunological analysis of the patients’ serum will be performed in order to closely follow any changes of important immunological parameters during the study. We expect that the results of this study will enable us to establish the optimal effective dose of IVN 201 for successful immunotherapy. This dose would then be evaluated in a pivotal Phase III study in a larger number of patients. The exact number of patients can not be projected at this stage and will be determined based on the results of the IVN-CAT-02 study.

We will be required to file an Investigational Medicinal Product Dossier (IMPD) with the Paul Ehrlich Institute in Germany prior to commencement of this study. We anticipate that the IMPD would be filed early 2008. The IMPC is similar to the Investigational New Drug Application (IND) that will ultimately have to be filed with the FDA. Due to this filing we anticipate that the IVN-CAT-02 study will not start until the first half of 2008, at the earliest. We anticipate that the study will be completed within approximately nine months of its start.

European Phase III studies

The design of the IVN-CAT-02 study has been discussed with the Paul-Ehrlich Institute (PEI). The PEI concurred that the design and objectives of this study is sufficient to demonstrate clinical proof-of-concept and, subject to successful completion, is sufficient to continue clinical development of the product in Phase III clinical studies. The PEI suggested requesting scientific advice from the EMEA for the design of Phase III clinical studies, since there are currently no immunotherapeutics for cat dander allergy approved across Europe. Therefore, it might be possible, that a single (or maybe two) clinical Phase III trials with IVN201 and placebo as control in 250 to 500 patients might be sufficient for product registration in Europe. The Company intends to request a scientific advice meeting with the EMEA as soon as first results of the IVN-CAT-02 study are available, presuming that the results of the IVN-CAT-02 study indicate that further development is warranted. Therefore, the exact designs and objectives of studies subsequent to the IVN-CAT-02 study will be adapted based on discussions of the program and data from the IVN-CAT02 study with EMEA.

Planned Clinical Development of IVN201 in the USA

After completion of the IVN-CAT-01b study, we plan to actively pursue the preclinical and clinical development of IVN201 for the US market, presuming that the results of the IVN-CAT-01b study are positive. In order to do so, we expect that we will have to conduct additional safety and toxicity studies in a second animal species before we can file an investigational new drug (“IND”) application with the FDA. Prior to commencing these studies, we anticipate that we will conduct a pre-IND meeting with the FDA to determine which preclinical studies have to be completed. We anticipate that we would discuss the detailed design of the first clinical study to be conducted in the US with the FDA at this pre-IND meeting. It could be possible that the FDA would not require us to conduct any additional safety studies, since a reasonable extensive safety data package form the European studies would be available at the time of commencement of first clinical trials in the US. However, we cannot provide any assurance that this would be the case. Due to these factors, we will not be able to make any exact projections about the clinical trial design for the US studies until such time as we have completed the pre-IND meeting with the FDA.

Possible Clinical Development of IVN201 for Allergic Asthma

Provided the favorable safety profile of IVN201 can be demonstrated in a large number of patients in the initial clinical studies (IVN-CAT-01b, IVN-CAT-02, IVN-CAT-03), we plan to evaluate the clinical development of IVN201 for the treatment of intermittent and moderate persistent allergic asthma. This potential treatment could provide a significant opportunity for the commercialization of IVN201 because patients suffering from moderate to severe allergic asthma are currently not treated with allergen immunotherapy due to an unfavorable risk benefit ratio.

Clinical Development Agreement with IKFE

ImVisioN GmbH entered into a master services agreement with IKFE, one of our collaboration partners, in May 2005. This agreement was effective as of March 1, 2005. Under the terms of this agreement, IKFE has agreed to provide regulatory and clinical trial support for the development of our IVN201 candidate. These services will include the completion of the clinical development plans by IKFE as an independent contract research organization. Clinical development work is to be carried out by IKFE in accordance with GCP (Good Clinical Practice) standards. Under this agreement, we will agree with IKFE on work orders that will describe the work to be performed for each clinical study project to be completed under the master services agreement. Each work order will define the pre-study, study and post study activities associated with each clinical study project and will reflect the fee for each phase of the clinical study project that we are required to pay to IKFE. The conduct of the IVN-CAT-01a clinical study, including the costs of the clinical site, laboratory costs and the monitoring of the study, is subject to a specific work order. Under this work order, we have agreed to pay to IKFE a total of € 43,080 (equal to $56,865 based on an exchange rate of $1.32/1.00 EUR) in accordance with a payment schedule based on the achievement of project milestones. A total of € 14,768 (equal to $19,494 based on an exchange rate of $1.32/1.00 EUR) has been paid under this work order to date. Another work order has been agreed upon for the conduct of the IVN-CAT-01b clinical study including the clinical costs of the clinical site, laboratory costs and monitoring of the study. Under this work order, we have agreed to pay to IKFE a total of € 144,030 (equal to $190,120 based on an exchange rate of $1.32/1.00 EUR) in accordance with a payment schedule based on the achievement of project milestones. To date, we have not made any payment on account of this work order. Future work contemplated under this agreement includes the completion of our planned IVN-CAT-02 studies.

Manufacturing Agreement with Strathmann Biotec

ImVisioN GmbH entered into an agreement with Strathmann Biotec, one of our collaboration partners, on August 8, 2005 for identification and selection of an appropriate strain of E.coli for manufacturing of the Fel d1 MAT fusion protein, for the development of a scaleable process for the manufacture and purification of the Fel d1 MAT fusion protein and for the manufacturing of clinical grade material of a Fel d1 MAT fusion protein. The purpose of the project is to provide the clinical grade IVN 201 that we require in order to complete clinical trials of IVN 201. As consideration, ImVisioN GmbH must make payments totalling €718,000 (equal to $947,760 based on an exchange rate of $1.32/1.00 EUR) in accordance with a payment schedule based on the achievement of certain development milestones, plus material costs. The project is divided into three phases. In the first phase, a production strain for the manufacturing of the MAT molecule was identified and selected and a master cell bank of this strain was established. For completion of this phase, we have paid to Strathmann a total of € 80,000 (equal to $105,600 based on an exchange rate of $1.32/1.00 EUR) in 2005. In the second phase, the production strain was used to establish a process for production and purification of the IVN 201. For completion of this phase, we paid to Strathmann a total of € 382,000 (equal to $504,240 based on an exchange rate of $1.32/1.00 EUR) of which € 155,000 (equal to $204,600 based on an exchange rate of $1.32/1.00 EUR) and € 227,000 (equal to $299,640 based on an exchange rate of $1.32/1.00EUR) were paid in 2005 and 2006, respectively. In the third phase, the process will be transferred to Strathmann Biotec’s GMP facility in Dengelsberg and several production runs for the manufacturing clinical material of IVN 201 under GMP conditions will be conducted. This phase is currently ongoing. The process has been successfully transferred to the facility in Dengelsberg and the first production runs are currently conducted. To date, we have paid € 15,000 (equal to $19,800 based on an exchange rate of $1.32/1.00 EUR) for this phase in 2006. In total, we have paid €477,000 (equal to $629,640 based on an exchange rate of $1.32/1.00 EUR) under this agreement to date. At least one additional payment in the amount of €49,000 (equal to $64,680 based on an exchange rate of $1.32/1.00 EUR) will be payable under the agreement since at least one additional consistency run is required.

Collaboration Agreement with Therapeomic Inc. for Development of Proof-of-Concept Formulation of IVN201

ImVisioN GmbH entered into a collaboration Agreement with Therapeomic Inc., one of our collaboration partners in February 2006 for the development of a proof-of-concept formulation of IVN201. This collaboration includes the development of methods to study the aggregation of IVN201, the development of a formulation suitable for the human proof-of-concept study and the transfer of the developed formulation to a clinical manufacturing unit. As consideration, we were required to make payments of € 100,000 (equal to $132,030 based on an exchange rate of $1.32/1.00 EUR) in accordance with a payment schedule based on the achievement of certain development milestones. All milestones have been achieved and the total of € 100,000 (equal to $132,030 based on an exchange rate of $1.32/1.00 EUR) has been paid. On August 17, 2006, we agreed with Therapeomic to amend the agreement to extend the agreement to apply to the development of special methods to study the aggregation and binding to surfaces of IVN201 as well as the interactions of IVN201 with aluminium. The amended agreement provides for a payment of a total of € 30,000 (equal to $39,600 based on an exchange rate of $1.32/1.00 EUR) upon achievement of two milestones. In September 2006 both milestones were successfully completed and the total of € 30,000 (equal to $39,600 based on an exchange rate of $1.32/1.00 EUR) has been paid. Should Therapeomic’s work under this amended agreement lead to patentable inventions, we have agreed to pay € 550,000 (equal to $726,165 based on an exchange rate of $1.32/€1.00) to Therapeomic upon the achievement of certain product development milestones. In January 2007 we further amended the Agreement to extend it by further work packages. The amended agreement provides for the payment of a total of €160,000 (equal to $211,200 based on an exchange rate of $1.32/€1.00) upon achievement of five milestones. To date € 40,000 (equal to $52,800 based on an exchange rate of $1.32/€1.00) has been paid upon achievement of certain milestones.

Toxicology Study Agreement with RCC Ltd.

ImVisioN GmbH entered into an agreement dated October 18, 2006 with RCC Ltd., a Swiss based contract research organization, whereby RCC has been engaged to conduct a research toxicology study on our IVN 201 product candidate. We will be obligated to make payments to RCC upon the achievement of certain development milestones of up to € 155,000 (equal to $204,647 based on an exchange rate of $1.32/1.00 EUR). We have paid 50% of the payment upon initiation of the study, 40% will be payable upon delivery of a draft report and 10% plus final accounts on delivery of a final report, or at latest within eight weeks of delivery of the draft report. RCC has agreed to carry out all studies in accordance with good laboratory practices.

Birch–MAT Immunotherapy to treat birch pollen allergy

Our initial product candidate for the treatment of allergies to birch pollen is known as Birch-MAT.

The prevalence of birch pollen allergy has been determined in epidemiological studies to be rather high in the general population. It is estimated that there are about 15 million patients in the USA and 12 million patients in Europe who suffer from birch pollen allergy. Thus, we believe that there is potential for the commercialization of a MAT based immunotherapy to treat this seasonal allergy.

The main allergen determinant of birch pollen is Bet v 1, a protein present in birch pollen. We have selected this protein as the “allergen-module” of Birch-MAT, our product candidate for the treatment of allergies to birch pollen. Bet v 1 represents one of the most important environmental allergens and is recognized by more than 25% of allergic individuals and 95% of birch pollen allergic patients. We have also incorporated Bet v 2, another allergen, into the Birch-MAT molecule as this allergen is recognized by the immune system of many birch pollen allergic individuals. We also believe that Birch-MAT with Bet v1 and Bet v 2 allergen modules may treat a broad spectrum of food allergies due to the associations between many food allergies and pollen allergens.

The currently applied medication for specific immunotherapy involves the injection of extracts from naturally occurring pollen. This treatment is characterised by poor standardisation and purity in terms of active ingredients, which results in the risk of new allergies being induced by treatment. Major allergen contents in extracts of pollen commercialised by different manufacturers may differ as much as 20 times when analysed by accepted methods. This makes specific immunotherapy with pollen extracts prone to induce systemic side effects, since proper dosage of the allergen is of major importance in specific immunotherapy.

Our Birch-MAT candidate is currently in the preclinical research stage. With the preliminary product candidate, we have already obtained promising data in ex-vivo studies that indicate that Birch-MAT triggers a more favourable immune response as compared to recombinant Bet v 1.

Currently, we are preparing to conduct further in-vivo preclinical studies in order to assess the safety and efficacy of the new MAT molecules.

  A mouse anaphylaxis model in which mice sensitised to birch pollen will be administered the Birch-MAT candidate in order to evaluate the efficacy of the candidate.

  A mouse model of allergic airway inflammation in which the efficacy of the Birch-MAT candidate against asthmatic disease, which is a common life threatening result of allergic disease, will be evaluated.

Our objective is to identify the clinical product candidate for Birch-MAT in the second quarter of 2007. If this objective is met, then our objective would be to complete preclinical development and start Phase I/II clinical studies to demonstrate immunogenicity and efficacy in the third quarter of 2008.

Our preclinical testing will be co-funded through a grant from BMBF (German Ministry for Education and Research) until the identification of a clinical product candidate. We will be required to provide the funding for the further preclinical development and clinical development of this product candidate.

Mite–MAT Immunotherapy to treat house dust mite allergy

Our initial product candidate for the treatment of allergies to house dust mites is known as Mite-MAT. It is estimated that there are about 30 million patients in the USA and 43 million patients in Europe who suffer from house dust mite allergies.

Der p 1 and Der p 2 are the two main allergens causing the symptoms in house-dust mite allergic patients. About 80% of patients who are allergic to house dust mites are sensitized to the Der p 1 and Der p 2 allergens. Therefore, we have selected these allergens as the “allergen modules” for Mite-MAT.

Our Mite-MAT candidate is currently in the preclinical research stage. With the preliminary product candidate, we have already obtained promising data in ex-vivo studies that indicate that Mite-MAT triggers a more favourable immune response as compared to recombinant Der p 1.

We plan to evaluate our Mite-MAT candidates in two efficacy and safety studies:

  A mouse anaphylaxis model in which mice sensitised to house dust mite extract will be administered the Mite-MAT candidate in order to evaluate the efficacy of the candidate.

  A mouse model of allergic airway inflammation in which the efficacy of the Mite-MAT candidate against asthmatic diseases will be evaluated.

Our objective is to identify the clinical product candidate for Mite-MAT in the second half of 2007. If this objective is met, then our objective would be to complete preclinical development and to start Phase I/II clinical studies to demonstrate immunogenicity and efficacy in the second half of 2008.

As with Birch-MAT, our preclinical testing will be co-funded through a grant from BMBF until the identification of a clinical product candidate. We will be required to provide the funding for the further preclinical development and clinical development of this product candidate.

GOVERNMENT REGULATION

The advertising, labelling, storage, record-keeping, safety, efficacy, research, development, testing, manufacture, promotion, marketing and distribution of our potential immunotherapy products are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. In the U.S., pharmaceutical products are subject to rigorous review by the Food and Drug Administration (FDA) under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations. In Europe, pharmaceutical products are subject to review the European Agency for the Evaluation of Medicinal Products (EMEA). In Germany, the Paul Ehrlich Institute is the German government authority responsible for the regulation of the research, development and marketing of pharmaceutical drugs within Germany. In Switzerland, SwissMedic is the responsible regulatory authority.

At present, foreign marketing authorizations are applied for at a national level, although within the European Union central registration procedures are mandatory for biotechnology and some other novel drugs and are available to companies wishing to market a product in more than one European Union member state. The regulatory authority generally will grant marketing authorization if it is satisfied that we have presented it with adequate evidence of safety, quality and efficacy.

Regulatory Approval Process

The steps ordinarily required by government regulatory authorities before a new drug or biologic may be marketed include:

  completion of preclinical laboratory tests, preclinical trials and formulation studies;

  submission of an investigational new drug application, or IND, to the FDA or an Investigational Medicinal Product Dossier (IMPD) to the EMEA for a new drug or biologic which must become effective before clinical trials may begin;

  performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or biologic for each proposed indication;

  the submission of a biologics license application, or BLA, to the FDA or a single marketing authorization application to the EMEA; and

  FDA review and approval of the BLA or a single market authorization issued by the European Commission (after evaluation carried out through the EMEA’s Committee for Medicinal Products for Human Use) before any commercial marketing, sale or shipment of the drug.

To secure government approval, we must submit extensive non-clinical and clinical data, manufacturing information, and other supporting information to each government agency for each indication to establish a product candidate’s safety and efficacy. The number of preclinical studies and clinical trials that will be required for each government agency approval varies depending on the product candidate, the disease or condition for which the product candidate is in development and regulations applicable to any particular drug candidate.

Non-clinical studies involve laboratory evaluation of product characteristics and animal studies to assess the initial efficacy and safety of the product. The FDA, under its good laboratory practices regulations, regulates non-clinical studies. Violations of these regulations can, in some cases, lead to invalidation of those studies, requiring these studies to be replicated. The results of the non-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an investigational new drug application (IND) and to the EMEA as part of the Investigational Medicinal Product Dossier (IMPD), which must be approved by the FDA or EMEA, respectively, before we can commence clinical investigations in humans. Unless the FDA or EMEA objects to an IND or IMPD, the respective documents will become effective 30 days following its receipt by the respective regulatory authority. Clinical trials involve the administration of the investigational product to humans under the supervision of a qualified principal investigator. We must conduct our clinical trials in accordance with good clinical practice under protocols submitted to the FDA and/or EMEA as part of the investigational new drug application or IMPD. In addition, each clinical trial must be approved and conducted under the auspices of an investigational review board and with patient informed consent. The investigational review board will consider, among other things, ethical factors, the safety of human subjects and the possibility of liability of the institution conducting the trial.

The stages of the regulatory process include research and preclinical studies and clinical trials in three sequential phases that may overlap. Research and preclinical studies do not involve the introduction of a product candidate in human subjects. These activities involve identification of potential product candidates, modification of promising candidates to optimize their biological activity, as well as preclinical studies to assess safety and effectiveness in animals. In clinical trials, the product candidate is administered to humans. Phase I clinical trials typically involve the administration of a product candidate into a small group of healthy human subjects. These trials are the first attempt to evaluate a drug’s safety, determine a safe dose range and identify side effects. During Phase II trials, the product candidate is introduced into patients who suffer from the medical condition that the product candidate is intended to treat. Phase II studies are designed to evaluate whether a product candidate shows evidence of effectiveness, to further evaluate dosage, and to identify possible adverse effects and safety risks. When Phase II evaluations demonstrate that a product candidate appears to be both safe and effective, Phase III trials are undertaken to confirm a product candidate’s effectiveness and to test for safety in an expanded patient population. If the results of Phase III trials appear to confirm effectiveness and safety, the data gathered in all phases of clinical trials form the basis for an application for FDA, EMEA or other regulatory approval of the product candidate.

Outside the U.S. and EU, our ability to market a product is contingent upon receiving marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country.

Good Manufacturing Practice Regulations

We and all of our contract manufacturers are required to comply with the applicable FDA current good manufacturing practice (GMP) regulations. Manufacturers of biologics also must comply with FDA’s general biological product standards. Good manufacturing practice regulations require quality control and quality assurance as well as the corresponding maintenance of records and documentation. Prior to granting product approval, the FDA must determine that our or our third party contractor’s manufacturing facilities meet good manufacturing practice requirements before we can use them in the commercial manufacture of our products. In addition, our facilities will be subject to periodic inspections by the FDA for continued compliance with good manufacturing practice requirements following product approval. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labelling changes or in product removal. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product.

Additional Government Regulations

We are also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research. We cannot accurately predict the extent of government regulation that might result from any future legislation or administrative action.

INTELLECTUAL PROPERTY

General

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents. However, even patent protection may not always afford complete protection against competitors who seek to circumvent patents.

We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors, none of which is patentable. To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, we rely and intend to rely in the future on trade secret protection and confidentiality agreements to protect our interests.

MAT Technology Platform

The intellectual property underlying our MAT technology platform and products is the subject of a patent application which was submitted by BioVisioN to the European Patent Office (EPO) on October 11, 2002. A follow-up PCT application was filed by BioVisioN on October 9, 2003. Filing of the PCT application gives us the right to apply for the same patent nearly worldwide. These patent applications are:

  Patent application EP 1 408 114 A entitled “Modular antigen transporter molecules (MAT molecules) for modulating immune reactions, associated constructs, methods and uses thereof”

  Patent application WO 2004/035793 entitled “Modular antigen transporter molecules for modulating immune reactions, associated constructs, methods and uses thereof”

Each of these patent applications have been published. Our patent applications claim the principle of MAT molecules in broad language. In the patent application MAT molecules include at least the following three modules: (i) Translocation module, a peptide sequence which promotes the transport of the extracellularly supplied MAT molecule into the cytosol of a cell. (ii) Targeting module, a peptide sequence which promotes the intracellular transport of the MAT molecule to those compartments within the cell, which are involved in antigen processing and presentation. (iii) Antigen module, a peptide sequence which elicits an immune response.

Each of these patents were transferred by BioVisioN to ImVisioN GmbH pursuant to the patent and know-how purchasing agreement dated March 31, 2005, as described above. The European Patent has been granted on January 3 2007. The PCT application is further processed to obtain the original, broad and full scope of world-wide protection for the invention, which is not limited to certain translocation, targeting or antigen modules and is currently under examination. There is no assurance that patents will be granted or, if granted, that the patent claims will not be limited.

Patent Application for Recombinant Fel d1 Protein

In March 2005, ImVisioN GmbH purchased from Productomics AG the patent applications GB 0309345.7 and WO 2004/094639 A2 entitled “A recombinant Allergen”. These patent applications relate to a recombinant Fel d1 protein (2 + 1) which has the same molecular structure and biological activity as native Fel d1. Since it has been very difficult and economically not feasible to manufacture sufficient amounts of recombinant, biologically active Fel d1, we believe that this patent is critical to us to enable the recombinant production of biologically active Fel d1 in IVN201. The transfer of the patent rights was agreed to be effective January 31, 2005.

As consideration for the transfer of the patent rights, ImVisioN GmbH paid an initial amount of €20,000 (equal to $26,400 based on an exchange rate of $1.32/1.00 EUR) and has agreed to make future payments upon achievement of certain development milestones. None of the development milestones has been met to date. ImVisioN GmbH has also agreed to pay royalties to Productomics on net sales of products based on the patent rights. The amount of the royalty is percentage of annual sales that is dependent upon aggregate annual net sales.

MannKind License Agreement

We entered into a license agreement with MannKind Corporation dated February 8, 2006 whereby we acquired an exclusive license to use MannKind’s patents covering the intranodal injection of allergens into the lymph nodes for the treatment and prevention of any allergy, allergic response or allergic disease, as covered by the MannKind’s patents. As consideration for the grant of the license rights:

  We paid to MannKind an initial license fee upon execution of the license agreement,

  We are obligated to pay to MannKind an annual maintenance fee during each year of the term of the license agreement,

  We are obligated to pay to MannKind milestone payments upon the completion of each phase of clinical trials completed by us, upon receipt of regulatory approval in a major market and upon achievement of a first commercial sale in a major market:

  We will pay to MannKind royalty payments on sales of products incorporating technology which is the subject of the licensed patents, based upon whether the products are developed products or licensed products under the license agreement.

  We will pay to MannKind a percentage of non-royalty sublicense income from any sublicenses of the licensed products to third parties.

We have also agreed to use commercially reasonable efforts and to fulfill our diligence obligations to achieve the following milestones:

  within two (2) years after the effective date of the license agreement, initiate a phase one human clinical trial with either a licensed product or a developed product in a major market. For the purposes of the these obligations:

  a licensed product means a pharmaceutical product that contains or comprises any composition of matter covered by the licensed patents or the method of use of which is covered by the licensed patents in the treatment and/or prevention of any allergy, allergic response or allergic disease as covered by the licensed patents;

  a developed product means a licensed product in the treatment and/or prevention of any allergy, allergic response or allergic disease developed by us that utilizes our proprietary Modular Antigen Transporter technology or that is modified otherwise to improve cellular uptake of the licensed product at the place of administration; and

  a major market includes: (a) the United States of America and Canada; (b) Australia; and (c) either (i) the United Kingdom, France, Germany and Spain or (ii) the European Union as a whole.

  within five (5) years after the effective date of the license agreement, initiate a phase one human clinical trial with a licensed product or a developed product in a different major market than above, provided that at least one of the major markets shall be the United States of America.

  within six (6) years after the effective date of the license agreement, start a phase three clinical trial with a licensed product in one of the major markets.

  within eight (8) years after the effective date of the license agreement, launch a licensed product or a developed product in at least one of the major markets.

These milestones are referred to in the license agreement as our minimum due diligence obligations. Our failure to meet the minimal due diligence obligations will result in MannKind having the right to terminate the license agreement.

Third Party Licenses

In order to extend our IP position on our MAT molecules for the treatment of allergies, it is our intention to obtain a number of licenses from third parties. Patent searches have been and are currently performed in order to identify intellectual property rights of potential interest, and discussions for licenses to IP rights, where such licenses would strengthen our position, are currently ongoing with several third parties. Several potential licensors have indicated that they are willing to provide IVN with respective licenses, however no agreements have been included. There is no assurance that we will be able to conclude agreements with prospective licensors on terms that are acceptable to us. Our inability to secure third party licenses may prevent us from selling our products.

Trade Secrets and Proprietary Information

We also rely on trade secrets and proprietary know-how, especially when we do not believe that patent protection is appropriate or can be obtained. Our policy is to require each of our employees, consultants and advisors to execute a confidentiality and inventions agreement before beginning their employment, consulting or advisory relationship with us. These agreements generally provide that the individuals must keep confidential and not disclose to other parties any confidential information developed or learned by the individuals during the course of their relationship with us except in limited circumstances. These agreements also generally provide that we own all inventions conceived by the individuals in the course of rendering services to us.

MARKET

Market for drugs to treat allergic symptoms

The worldwide allergic rhinitis market has enjoyed a dramatic rate of growth since the early 1990s and reached annual sales of US$10.5 billion in 2004 (Datamonitor). Annual sales, driven by the increasing use of newer antihistamines in the United States, have increased at the rate of 15% per year. The US market comprises more than half of the worldwide annual sales in the allergic rhinitis market, followed by Japan, Germany, France and England.

While the increasing prevalence of allergic rhinitis has contributed to market growth, much of the growth has been driven by the introduction of newer, premium-priced products in the United States. This growth has been further stimulated by the extensive use of direct-to-consumer (DTC) advertising, a key factor in establishing the newer antihistamines and increasing market penetration, particularly in the United States. According to Datamonitor, in 2004 approximately two thirds of the market (US$ 6.5 billion) were spent worldwide on antihistamines and about US$ 2.6 billion on nasal steroids. Over-the-counter (OTC) formulations of the same or older products generated revenues of approximately US$ 1 billion.

The total value of the Japanese allergic rhinitis market is estimated at nearly $1 billion, with sales of OTC pharmaceuticals and herbal medicines contributing about $300 million in sales. The sales of prescription antihistamines constitute the greatest proportion of the ethical products, collectively capturing 79% of the prescription market for allergic rhinitis drugs. Intranasal steroids are less widely used than in other countries and represent a market share of 15%.

The market for drugs to treat allergic rhinitis in Europe (about $0.5 billion) is much smaller than the US and Japanese market due to the lower price of drugs to treat allergic rhinitis and due to the more extensive use of OTC products in Europe.

Allergen Specific Immunotherapy

Allergen specific immunotherapy has been administered for almost 100 years but currently only comprises about 5% (equal to approximately US$600 million) of the total allergic rhinitis market. This is mainly due to the cumbersome treatment protocol requiring 50 to 80 allergen injections and to an unfavorable safety profile of current allergen immunotherapy protocols. The market for allergen immunotherapy is characterized by many products which have been registered before the current regulatory requirements for the documentation of clinical efficacy were established and which are mainly sold on a named patient basis.

All products on the US market are injectable immunotherapies and they are sold by only a few manufactures to allergologists in bulk form. At the allergologist’s practice the final formulation of the immunotherapy is prepared specifically for each patient depending on each patient’s source of allergy.

Sales in Europe comprise about 85% of the world wide market for allergen specific immunotherapy. In Europe both injectable and sublingual immunotherapy are marketed. Sublingual immunotherapy is currently about 30% of the total market for allergen immunotherapy. Due to the expected introduction of new sublingual and oral formulations of allergen immunotherapy, the market share for non injectable immunotherapy and for immunotherapy in general is expected to grow in the coming years. In addition, novel approaches for allergen immunotherapy with improved product profiles will significantly gain acceptance and, therefore, grow the share of the immunotherapy market segment of the allergy market.

COMPETITION

Due to our exclusive focus on the development of immunotherapeutics to treat allergies, we believe that our primary direct competition will be this segment of the allergy therapeutics market. The immunotherapeutics market to treat allergic diseases is currently a niche market that is very fragmented with a number of small companies. However, the market is currently dominated by three companies, which own about 60% of the total market, namely ALK Abello, Stallergenes and Allergopharma.

Several of the competitors in this market sell up to a few hundred different allergen preparations, which are extracted from natural sources. The allergy immunotherapeutics market currently grows at about 5% per year, but the inconvenient delivery of current therapies and undesired side effects significantly hamper further growth. Therefore, almost all players in the field are focusing their development efforts on the development of new immunotherapeutics and delivery routes that improve safety and patient convenience.

One area of research focus is the reduction of allergic side effects of immunotherapeutics. Some companies are developing chemically modified allergens, so called allergoids, which have reduced risk to cause allergic side effects, while others focus on development of recombinant allergens for immunotherapy. Recombinant allergens are well defined and purified proteins lacking the impurities of allergen extracts which are often responsible for the allergic side effects.

Several companies focus on the improvement of the immune response to allergen immunotherapy, providing for a reduced number of injections required to achieve efficacy or for a reduction of the required allergen dose to be administered thereby reducing the risk for potential side effects. The UK company, Allergy Therapeutics, is selling a formulation of its allergen extracts with an adjuvant (MPL), which is intended to reduce the number of administrations to four pre-seasonally administered injections. DynaVax, a US biotechnology company is developing specific oligonucleotides as adjuvants to be mixed with allergens in order to improve the immune response to allergy immunotherapy and to reduce the number of injections.

Currently, we believe that most research and development activities are spent on the development of alternative routes of administration. In particular, ALK-Abello and Stallergenes, the two market leaders, are heavily focusing on the development of sublingual or oral immunotherapy. Under this regimen the immunotherapeutics are administered through oral drops or tablets under the tongue. However, sublingual and oral immunotherapy require significantly higher doses of allergens (up to 100 fold compared to subcutaneous injections) and this form of therapy has been shown not to be as effective as subcutaneous allergen injections.

Nonspecific immunmodulation recently attracted the interest of larger pharmaceutical companies. This therapies would be applicable to a broad range of allergies and not be allergen specific. Biotechnology companies such as Coley Pharmaceuticals, Idera and Cytos Biotechnologies are developing (in some cases in collaboration with large pharmaceutical companies) different formulations of oligonucleotides to unspecifically modulate and stimulate the immune system. The development of antibodies targeting specific mediators (e.g. cytokines, IgE antibodies) of the immune response in allergic patients also attracted attention during the last years. However, due to their relatively early stage of development and due to their unspecific targeting of mediators that could potentially be required for other functions of the immune system, these products will have to undergo extensive clinical testing proving their safety before they will reach the market.

Due to the following characteristics, we believe that our MAT therapeutics may offer competitive advantages to immunotherapy treatments offered by competitors if we are able to establish the efficacy and safety of our MAT products and successfully bring these products to market:

  The translocation module of MAT immunotherapeutics provides for a rapid “elimination” of the allergen molecule from the systemic environment, thereby preventing the binding of the immunotherapeutic to the patients’ existing allergen specific IgE antibodies and the resulting allergic reactions.

  The targeting module of MAT immunotherapeutics provides for an improved presentation of the allergen to the immune system and therefore for an efficient protective immune response.

  The intralymphatic administration of MAT molecules provides for novel route of administration and for an efficient delivery of the immunotherapeutic to the immune system thereby significantly reducing the required number of injections (more than 10 fold) and the allergen doses (as much as hundred fold).

The following factors associated with our MAT immunotherapeutics may result in patients opting for treatments offered by competitors even if we are able to bring our MAT immunotherapeutics to market:

  Patients might perceive intralymphatic injection as being more painful than subcutaneous injections and therefore opt for the traditional subcutaneous immunotherapy.

  Physicians might perceive intralymphatic injection as being more painful and more complicated to administer than subcutaneous injections and therefore recommend the traditional subcutaneous immunotherapy to their patients.

  MAT immunotherapy might not be perceived to be as convenient as competitive products (such as oral or sublingual immunotherapy).

  MAT immunotherapeutics might not be perceived to be as safe and efficacious as competitive products.

  Products offered by competitors might be efficacious against allergies caused by several or multiple allergens from different sources, while MAT immunotherapy will be allergen specific.

GLOSSARY OF TECHNICAL TERMS

Term	Definition
Allergens	Naturally occurring protein molecules that trigger an allergic reaction
Allergic reaction

An allergic reaction is the exaggerated immune response of a body to a harmless allergen. Symptoms of allergic reactions include allergic rhinitis, allergic asthma, allergic conjunctivitis, dermatitis, urticaria and gastroenteritis.

Allergology	The medical discipline of the study and treatment of allergic diseases
Antibody

An antibody is a large Y-shaped protein used by the immune system to identify and neutralized foreign objects like bacteria and viruses. Each antibody recognizes a specific antigen unique to its target

APC	A cell known as an antigen presenting cell, which is an essential component of the immune system
Bet v 1	The primary allergen molecule present in birch pollen
BLA	Biological License Application filed with the FDA for marketing authorization of a biological pharmaceutical product.
BMBF	German Ministry for Education and Research
CMO	A contract manufacturing organization is an organization that manufactures pharmaceutical products according to GMP guideline for third parties.
CRO	A clinical research organization
Efficacy	The characteristic of being effective in achieving a targeted result
EMEA	European Agency for the Evaluation of Medicinal Products
Ex-vivo test	Studies with materials obtained from animals or humans performed outside of the living body of an animal or human
Fel d1	The major allergen in cat dander
FDA	United States Food and Drug Administration
GMP	Good Manufacturing Practice, a term used to denote guidelines to ensure high quality in manufacturing, packaging, labelling, storage, installation and handling of pharmaceutical products
IgE antibody	An antibody known as Immunoglobulin type E
IgG antibody	An antibody known as Immunoglobulin type G
Immunogenicity	The ability of a particular substance to induce an immune response
Immunotherapeutics	Drugs that stimulate the immune system in a way that strengthens the body’s immune defence

Immunotherapy	A treatment that stimulates the immune system in a way that strengthens the body’s immune defence
Intralymphatic Administration	Administration of a substance directly into a patient’s lymph nodes by injection
In-vivo test	Studies performed on living animals or humans.
IVN201 (Cat-MAT)	Our lead product candidate to treat cat dander allergy
MAT molecule	A protein molecule that has been designed and constructed in order to contain our modular antigen transporter (MAT) technology for which we have submitted a patent application.
PEI	Paul Ehrlich Institute, the German government authority responsible for the regulation of the research, development and marketing of bio- pharmaceutical drugs and vaccines in Germany
Phase I/II clinical trial

A drug candidate is studied in a limited number of subjects. These studies are undertaken to identify possible adverse effects and safety risks, and to determine the preliminary or potential efficacy of the product as well as dosage tolerance and optimal effective dose.

Phase III clinical trial	These studies are undertaken to demonstrate clinical efficacy and to further test for safety in an expanded patient population, ranging from 100 to several thousand.
Product candidate	A pharmaceutical compound in development
Recombinant Protein	A protein molecule that has been synthesized by genetic engineering in order to have the same molecular structure and properties as a naturally occurring protein molecule
Specific Immunotherapy	The treatment of allergic reactions by repeated injection of an allergen in order to achieve a desired immune system response to the allergen
Th1 Cell

Th1 cells enhance cell-mediated immune response and inhibit both Th2 subset cell activity and the body’s antibody immune response. Th1 is inflammatory, provides help to B-cells in IgG production and activates macrophages

Th2 Cell

Th2 cells are a subset of T cells that inhibit cell-mediated immune response and enhance the body’s antibody immune response. Th2 cells produce cytokines which provide help to B-cells in IgE production

Toxicology

The study of adverse effects of a substance on living organisms. Studies of a drugs toxicity include which organs are targeted by the drug, as well as if there are any long-term carcinogenic effects or effects on mammalian reproduction

Item 2.                Description of Property

Our principal executive offices are located at Feodor-Lynen Strasse 5, D-30625 Hanover, Germany. These premises are provided to us pursuant to a services agreement dated effective February 1, 2006 with Digilab BioVisioN GmbH. The agreement is terminable by either us or Digilab by giving three months notice at the end of any quarter. Under the services agreement, we are provided with office premises, laboratory equipment and facilities, information technology equipment and services and staff infrastructure. We pay a fixed amount of 8,500 Euros per month ($11,200 per month based on an exchange rate of $1.32/1.00 Euro) for premises, information technology and secretarial staff support. These premises are presently adequate for our current business purposes.

Item 3.                 Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 4.                 Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the year ended December 31, 2006.

PART II – FINANCIAL INFORMATION

Item 5.                 Market for Common Equity and Related Stockholder Matters

Market Information

There is presently no public market for our common stock. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board after initiation of first human clinical trials which is expected by the end of the year 2007. In order for our common stock to be quoted on the OTC BB, a market maker that is a member of the NASD must make application to seek quotation of our common stock on the OTC BB. We presently do not have any arrangement with any market maker to submit an application to NASD for the quotation of our common stock on the OTC BB. Accordingly, we can provide no assurance that our shares will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize.

Holders of Our Common Stock

As at March 19, 2007, we had 62 registered holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The declaration of dividends is at the discretion of our board. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  We would not be able to pay our debts as they become due in the usual course of business; or

  Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We completed an offering of 7,575,000 shares of our common stock at a price of $0.001 per share to an aggregate of nine purchasers on June 30, 2006, for total proceeds of $7,575, immediately prior to our merger with ImVisioN GmbH. Of these shares, 1,300,000 shares were purchased by Dr. Martin Steiner, our chief executive officer and a director, and 1,300,000 shares were purchased by Dr. Horst Rose, our chief operating officer and a director. We completed this offering pursuant to Section 4(2) of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the subscribers. The 7,575,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act.

We completed an offering of 20,400,000 shares of our common stock at a deemed aggregate price of $4,228,920 to Nextech Venture LP for the purchase of all of the outstanding capital of ImVisioN GmbH. We completed this offering pursuant to Section 4(2) of the Securities Act. Nextech Venture represented that it is an “accredited investor” within the meaning of Rule 501 of Regulation D and its intention to acquire the securities for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. Piggyback registration rights were granted to Nextech Venture LP in the share purchase agreement entered into between us and Nextech Venture for the acquisition of ImVisioN GmbH. The 20,400,000 shares of common stock are restricted shares, as defined in the Securities Act, and have been endorsed with a legend confirming that the shares cannot be resold or transferred unless registered under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act.

We completed an offering of 8,000,000 shares of our common stock at a price of $0.25 per share to a total of fifty-four purchasers on August 21, 2006. The total proceeds from this offering were $2,000,000. Of these shares, 4,600,000 shares were purchased by Nextech Venture LP, our principal shareholder. We completed this offering pursuant to Rule 903 of Regulation S of the Securities Act to non-U.S. purchasers. Each sale of shares to was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person, (ii) the investor was outside of the United States at the time the offer to purchase the shares was made; (iii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States; (iv) we did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Appropriate legends have been affixed to the stock certificate issued to each purchaser confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 6.                 Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended December 31, 2006 should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2006.

Our Plan of Operations

We are focused on the development of novel immunotherapeutics based on our proprietary Modular-Antigen-Transporter (MAT) technology platform to treat allergic diseases. Our lead product is IVN201, which is a MAT molecule that we have targeted for the treatment of allergic reactions to cat dander. We are also investigating product candidates that are MAT molecules for the treatment of allergic reactions to birch pollen and dust mites. Our product candidates are all presently in the preclinical phase of development. We are seeking to raise financing in order to complete preclinical development and to commence clinical testing of our IVN201 product candidate and to continue the preclinical research of our other MAT product candidates.

We have not completed the development of any of our products to date. We must complete preclinical testing and clinical trials of our product candidates in order to establish that our product candidates are effective and safe. Our plan of operations for the next twelve months is to complete the following objectives within the time periods and within the budgets specified:

  We plan to complete the preclinical development of IVN201 and to start the first human clinical study, IVN-CAT-01b with the substance. We anticipate that we will spend approximately $1,200,000 over the next twelve months in carrying out these studies.

  We plan to complete further preclinical investigations of our Birch-MAT product candidate. Part of these preclinical investigations will be co-funded through a grant from the BMBF and we anticipate that we will spend approximately $700,000 on this project over the next twelve months. Our objective is to identify the clinical product candidate for Birch-MAT in the second quarter of 2007.

  We plan to complete further preclinical investigations of our Mite-MAT product candidate. Part of these preclinical investigations will be co-funded through a grant from the BMBF and we anticipate that we will spend approximately $650,000 on this project over the next twelve months. Our objective is to identify the clinical product candidate for Mite-MAT by the middle of 2007.

  We plan to incur general and administrative expenses, including salaries of employees, fees to be paid to consultants, office overhead and accounting, legal and audit professional expenses, of approximately $650,000 over the next twelve months.

  We plan to incur costs for licensing fees and milestone payments for third party licenses of approximately $650,000 over the next twelve months.

  We plan to incur approximately $100,000 in connection with (i) our continuous disclosure obligations as a reporting company under the Securities Exchange Act of 1934, and (ii) our registration statement for our planned offering of common shares. These expenses will consist primarily of professional fees.

As at December 31, 2006, we had cash of $1,765,885 and working capital of $1,553,191. Our planned expenditures over the next twelve months, as outlined above, are $3,950,000. While we raised $2,000,000 in private placement financing in August 2006, our financial requirements remain in excess of our cash reserves and working capital. Accordingly, we anticipate that we will require financing in the amount of approximately $4,000,000 in order to carry out our plan of operations for the next twelve months.

During the twelve month period following the date hereof, we anticipate that we will only generate revenues from our research grant but no revenues from product sales. We anticipate based on our current cash and working capital and our planned expenses that we will be able to continue our plan of operations until the end of May 2007 without additional financing. We will require substantial additional financing in order to complete development and commercialization of drugs incorporating our MAT technology in order to earn revenues that exceed our operating expenses. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We anticipate that debt financing will not be available to us. We may also seek to obtain additional financing from our principal shareholders, although none of our shareholders have committed to advance any shareholder loans to us. We presently have no arrangements in place for additional financing. In the absence of such additional financing, we may not be able to continue our plan of operations beyond May 2007 and our business plan may fail. If we do not obtain the required additional financing, we will initially scale back our research and development programs and may ultimately be forced to abandon our research and development and business activities.

Presentation of Financial Information

We acquired all of the outstanding capital of ImVisioN GmbH from Nextech Venture effective June 30, 2006. We issued 20,400,000 shares of our common stock to Nextech Venture as consideration for all of the outstanding capital of ImVisioN GmbH. As a result of this transaction, ImVisioN GmbH became our wholly owned subsidiary and Nextech Venture became our principal shareholder. Notwithstanding its legal form, our acquisition of ImVisioN GmbH has been accounted for as a reverse acquisition since the acquisition resulted in the former owner of ImVisioN GmbH owning the majority of our issued and outstanding shares. Because we were a newly incorporated company with nominal net non-monetary assets, we have accounted for the acquisition as an issuance of stock by us accompanied by a recapitalization.

Critical Accounting Policies

Development Stage

We are in the development stage as defined by Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to establish a new business. All losses accumulated since inception have been considered as part of our development stage activities.

Foreign Currency Translations

Our functional currency is Euros. Our reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

  Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,

  Non-monetary assets and liabilities, and equity at historical rates, and

  Revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

  Assets and liabilities at the rate of exchange in effect at the balance sheet date,

  Equity at historical rates, and

  Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

Research and Development Expenses

Our research and development costs are expensed as incurred. These expenses include the costs of our proprietary research and development efforts, as well as costs incurred in connection with our third-party collaboration efforts. Pre-approval milestone payments made by us to third parties under contracted research and development arrangements are expensed when the specific milestone has been achieved. Once the product receives regulatory approval, we record any subsequent milestone payments in identifiable intangible assets, less accumulated amortization and amortize them evenly over the remaining agreement term or the expected product life cycle, whichever is shorter. We have no third-party research and development arrangements that result in the recognition of revenue.

Results Of Operations – Years Ended December 31, 2006 and 2005

References to the discussion below to fiscal 2006 are to our current fiscal year ended December 31, 2006. References to fiscal 2005 are to our fiscal year ended December 31, 2005, respectively.

		From	Cumulative From
	For the	Inception	Inception
	Year	(January 28,	(January 28, 2005)
	Ended	2005) to	to
	December 31,	December 31,	December 31,
	2006	2005	2006

Revenues

Grants	$149,578	$-	$149,578

Operating Expenses
Administration fees	151,849	105,379	257,228
Depreciation	838	-	838
Listing and transfer agent fees	359,588	-	359,588
Office and general	18,112	39,250	57,362
Patent costs	86,093	73,024	159,117
Professional fees	313,180	87,675	400,855
Research and development	1,332,054	645,389	1,977,443
Salaries and benefits	489,764	280,000	769,764
Travel	59,949	48,908	108,857
Write-down of patents	-	703,922	703,922

Total Operating Expenses	2,811,427	1,983,547	4,794,974

Loss from Operations	(2,661,849)	(1,983,547)	(4,645,396)

Other Income
Interest income	21,497	-	21,497

Net Loss	$(2,640,352)	$(1,983,547)	$(4,623,899)

Revenue

We earned revenues of $149,578 in fiscal 2006 from a research grant which we were awarded in 2006 by the BMBF (German Ministry for Education and Research). We anticipate that we will earn additional revenues over the next twelve months from this grant but that we will not earn any revenues from the sale of our products.

Administration Fees

Administration fees include amounts that we pay to Digilab BioVisioN under our service agreement for office premises, laboratory equipment and facilities, information technology equipment and services and staff infrastructure.

Our administration fees increased by 44% to $151,849 in fiscal 2006 from $105,379 in fiscal 2005 primarily due the fact that we had only nine months of operations in fiscal 2005.

Listing and transfer agent Fees

Listing fees of $359,588 incurred during fiscal 2006 were attributable to amounts paid under our agreement with DeBondo Capital and for filing fees and transfer agent fees. In 2005 we did not incur any listing or transfer agent fees.

Office and General

Office and general expenses included telephone, postage, courier services, insurance, internet and general administrative expenses.

Our office and general expenses decreased by 54% to $18,112 in fiscal 2006 from $39,250 in fiscal 2005 mainly due to higher costs incurred in the start up of our operations in fiscal 2005.

Patent Costs

Patent costs include costs paid in connection with our applications for patents with government patent offices under patent legislation and reimbursement of such costs to our licensors, where applicable.

In fiscal 2006, our patent costs increased by 18% to $86,093 from $73,024 in fiscal 2005.

Professional Fees

Our professional fees include accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and legal expenses.

We incurred professional expenses during fiscal 2005 in connection with our corporate organization and the execution of various intellectual property and collaboration agreements.

Professional expenses during fiscal 2006 were attributable to our corporate reorganization, our acquisition of ImVisioN GmbH, the preparation and audit of our financial statements for fiscal 2005 and 2006 and the preparation and review of our quarterly interim financial statements. As a result, our professional expenses increased by 257% to $313,180 in fiscal 2006 from $87,675 in fiscal 2005.

Research and Development

Research and development expenses are those expenses attributable to the pre-clinical and clinical research and development of our MAT technology. These amounts include amounts paid to our collaboration partners and to our external consultants under their consultant agreements.

Research and development expenses in fiscal 2005 included amounts paid to IKFE under the IVN CAT-01a pre-clinical study and amounts paid to Strathmann Biotech under our agreement with Strathmann Biotech for the manufacture of IVN201 for clinical trials. Research and development expenses increased by 106% to $1,332,054 in fiscal 2006 from $645,389 in fiscal 2005 as a result of our increased research and development activities. Our increased research and development expenses in fiscal 2006 was primarily due to higher amounts paid to Strathmann Biotech for the development of a GMP manufacturing process for IVN 201, amounts paid to Therapeomic AG for formulation development and amounts paid to RCC for the conduct of toxicology studies.

Salaries And Wages

Salaries and wages are primarily comprised of salaries paid to employees of ImVisioN Therapeutics who are employed at our research and development facility in Hannover. Included in salaries and benefits are the amounts that we pay to Dr. Steiner and Prof. Dr. Rose under their employment agreements. Salaries increased by 75% to $489,764 in fiscal 2006 from $280,000 in fiscal 2005 due to a full year of operations in fiscal 2006 and to our hiring additional laboratory personnel.

Travel

Travel expenses are comprised of travel expenses associated with our business operations. Our travel expenses increased by 22% to $59,949 in fiscal 2006 from $48,908 in fiscal 2005 mainly due to only nine months of operations in fiscal 2005.

Write Down of Patents

We attributed an amount of $678,090 to the MAT technology that ImVisioN acquired from BioVisioN in January 2005. We attributed an amount of $25,832 to the patent rights acquired from Productomics in March 2005. Each of these amounts was expensed during fiscal 2005 as the amounts did not meet the criteria for capitalization as set out in SFAS No. 86.

Interest Income

Interest income is derived from interest on our money market account. Interest income increased to $21,497 in fiscal 2006 due to a higher cash balance during fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

As at December 31, 2006, we had cash of $1,765,885 and working capital of $1,553,191.

Plan Of Operations

Our planned expenditures over the next twelve months are $3,950,000. While we raised $2,000,000 in private placement financing in August 2006, our financial requirements remain in excess of our cash reserves and working capital. Accordingly, we anticipate that we will require financing in the amount of approximately $4,000,000 in order to carry out our plan of operations for the next twelve months. As we anticipate that we will not earn any revenues during the next twelve months, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. Accordingly, we anticipate that we will require additional financing in order to enable us to sustain our operations for the next twelve months, as outlined above under “Plan of Operations”. We are presently planning an offering of 10,000,000 shares of our common stock at a price of $0.40 per share in order to raise this required financing, however there is no assurance that this financing will be completed.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $2,580,252 during fiscal 2006, compared to cash used in operating activities in the amount of $1,140,831 during fiscal 2005 and $3,721,083 during the period from inception (January 28, 2005) to fiscal 2006 . Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

We used cash in investing activities in the amount of $45,374 during fiscal 2006, compared to cash used in investing activities in the amount of $25,832 during fiscal 2005 and $71,206 during the period from inception (January 28, 2005) to fiscal 2006. Cash used in investing activities during fiscal 2006 was attributable to the acquisition of laboratory equipment partially offset by cash acquired in the acquisition of ImVisioN GmbH.

Cash from Financing Activities

We generated cash from financing activities in the amount of $4,183,803 during fiscal 2006, compared cash generated from financing activities in the amount of $1,261,740 during fiscal 2005 and $5,445,543 during the period from inception (January 28, 2005) to fiscal 2006. Cash generated by financing activities in fiscal 2005 was attributable to capital contributions advanced by Nextech Venture, our principal shareholder, and by BioVisioN, the former sole shareholder of ImVisioN GmbH. Cash generated by financing activities in fiscal 2006 was attributable to:

  additional capital contributions advanced by Nextech Venture; and

  our completion of a private placement of 8,000,000 shares of our common stock at a price of $0.25 per share for total proceeds of $2,000,000.

GOING CONCERN

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our auditors have stated in their report that they have substantial doubt we will be able to continue as a going concern.

FUTURE FINANCINGS

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7.                 Financial Statements

The following audited consolidated financial statements of ImVisioN Therapeutics Inc. (the “Company”) are included in this Annual report on Form 10-KSB:

Page

Report of Independent Registered Public Accounting Firm, WithumSmith+Brown, P.C., December 31, 2006	F-1

Report of Independent Registered Public Accounting Firm, Staley Okada & Partners, Chartered Accountants, December 31, 2005	F-2

Consolidated Balance Sheets as at December 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and for the period from incorporation (January 28, 2005) to December 31, 2006	F-4

Consolidated Statements of Changes in Stockholders’ Deficiency for the period from incorporation (January 28, 2005) to December 31, 2006	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period from incorporation (January 28, 2005) to December 31, 2006	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
ImVisioN Therapeutics, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of ImVisioN Therapeutics, Inc. and Subsidiary (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended, and for the period from January 28, 2005 (date of inception) to December 31, 2006. These consolidated financial statements are the responsibility on the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company’s consolidated financial statements as of and the period from January 28, 2005 (date of inception) through December 31, 2005 were audited by other auditors whose report, dated August 5, 2006, except as to (i) Note 8(d) to the 2005 financial statements which is as at August 25, 2006; and (ii) Note 1 to the 2005 financial statements which is as at September 27, 2006, expressed an unqualified opinion on those statements. The consolidated financial statements for the period from January 28, 2005 (date of inception) through December 31, 2005 reflect total revenues and net loss of $-0- and $1,983,547, respectively, of the related totals. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImVisioN Therapeutics, Inc. and Subsidiary as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, and for the period from January 28, 2005 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is currently in the development stage, had a net loss of approximately $2,640,000 for the year ended December 31, 2006 and had a deficit accumulated under the development stage of approximately $4,624,000 as of December 31, 2006. Further, the Company had utilized, from inception, approximately $3,721,000 of cash from operating activities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, P.C.
Princeton, New Jersey
March 29, 2007

Report of Independent Registered Public Accounting Firm

To the Stockholder of ImVisioN Therapeutics Inc.:

We have audited the accompanying balance sheet of ImVisioN Therapeutics Inc. (the “Company”) as at December 31, 2005 and the related statement of changes in stockholder’s deficiency, operations, and cash flows for the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, after giving retroactive effect to the adjustment described in Note 1, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005, and the results of its operations and its cash flows for the period ended December 31, 2005, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations, had suffered losses from operations and has total liabilities that exceed total assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C., Canada
August 5, 2006, except as to (i) Note 8(d) of the December 31, 2005 financial statements which is as at August 25, 2006; and (ii) Note 1 of the December 31, 2005 financial statements, which is as at September 27, 2006	“Staley, Okada & Partners” STALEY, OKADA & PARTNERS CHARTERED ACCOUNTANTS

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2006 and 2005
US Funds

ASSETS	2006	2005
Current Assets
Cash and cash equivalents	$1,765,885	$106,621
Other receivables	83,273	53,393
Prepaid expenses	1,431	33,754
Total Current Assets	1,850,589	193,768

Equipment, net	51,931	-
	$1,902,520	$193,768

LIABILITIES
Current Liabilities
Accounts payable	$161,947	$186,126
Accrued liabilities	135,451	39,815
Total Current Liabilities	297,398	225,941

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock
Common Stock, $0.001 par value, 100,000,000 shares
authorized, 35,975,000 and 20,400,000 shares issued and
outstanding at December 31, 2006 and 2005, respectively	35,975	20,400
Preferred Stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding at December
31, 2006 and 2005, respectively	-	-
Additional paid-in capital	5,402,325	1,241,340
Contributed Surplus	678,090	678,090
Accumulated Other Comprehensive Income – Foreign Currency
Translation	112,631	11,544
Deficit – Accumulated during the development stage	(4,623,899)	(1,983,547)
Total Stockholders’ Equity (Deficiency)	1,605,122	(32,173)
	$1,902,520	$193,768

- See accompanying notes, which are an integral part of the consolidated financial statements -

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
US Funds

		From	Cumulative From
	For the	Inception	Inception
	Year	(January 28,	(January 28,
	Ended	2005) to	2005) to
	December 31,	December 31,	December 31,
	2006	2005	2006

Revenues

Grants	$149,578	$-	$149,578

Operating Expenses
Administration fees	151,849	105,379	257,228
Depreciation	838	-	838
Listing and transfer agent fees	359,588	-	359,588
Office and general	18,112	39,250	57,362
Patent costs	86,093	73,024	159,117
Professional fees	313,180	87,675	400,855
Research and development	1,332,054	645,389	1,977,443
Salaries and benefits	489,764	280,000	769,764
Travel	59,949	48,908	108,857
Write-down of patents	-	703,922	703,922

Total Operating Expenses	2,811,427	1,983,547	4,794,974

Loss from Operations	(2,661,849)	(1,983,547)	(4,645,396)

Other Income
Interest income	21,497	-	21,497

Net Loss	$(2,640,352)	$(1,983,547)	$(4,623,899)

Basic and Diluted Loss Per
Share of Common Stock
Outstanding	$(0.10)	$(0.10)

Weighted Average Shares of
Common Stock Outstanding	27,154,452	20,400,000

Comprehensive Loss
Loss for the period	$(2,640,352)	$(1,983,547)	$(4,623,899)
Foreign currency translation
adjustment	101,087	11,544	112,631
Total Comprehensive Loss for
the Period	$(2,539,265)	$(1,972,003)	$(4,511,268)

- See accompanying notes, which are an integral part of the consolidated financial statements -

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
US Funds

						Deficit
						Accumulated	Total
			Additional		Accumulated	During the	Stockholders’
	Common Stock		Paid-in	Contributed	Comprehensive	Development	Equity
	Shares	Amount	Capital	Surplus	Income	Stage	(Deficiency)

Balance – Date of Inception, January,
28, 2005	20,400,000	$20,400	$12,193	$-	$-	$-	$32,593
Capital contribution – May 2, 2005	-	-	308,616	-	-	-	308,616
Capital contribution – May 31, 2005	-	-	99,792	-	-	-	99,792
Capital contribution – July 1, 2005	-	-	157,352	-	-	-	157,352
Capital contribution – July 29, 2005	-	-	145,668	-	-	-	145,668
Capital contribution – August 29, 2005	-	-	122,850	-	-	-	122,850
Capital contribution – September 29,
2005	-	-	36,120	-	-	-	36,120
Capital contribution – October 28,
2005	-	-	206,363	-	-	-	206,363
Capital contribution – November 30,
2005	-	-	152,386	-	-	-	152,386
Acquisition of patents	-	-	-	678,090	-	-	678,090
Loss for the period	-	-	-	-	-	(1,983,547)	(1,983,547)
Foreign currency translation
adjustment	-	-	-	-	11,544	-	11,544

Balance - December 31, 2005	20,400,000	20,400	1,241,340	678,090	11,544	(1,983,547)	(32,173)
Capital contribution – January 11,
2006	-	-	118,420	-	-	-	118,420
Capital contribution – January 31,
2006	-	-	265,650	-	-	-	265,650
Capital contribution – March 2, 2006	-	-	157,235	-	-	-	157,235
Capital contribution – April 4, 2006	-	-	214,830	-	-	-	214,830
Capital contribution – May 5, 2006	-	-	483,640	-	-	-	483,640
Capital contribution – May 31, 2006	-	-	303,264	-	-	-	303,264
Capital contribution – June 29, 2006	-	-	640,764	-	-	-	640,764
Aquisition of ImVisioN GMBH - Recapitalization – June 30, 2006	7,575,000	7,575	(14,818)	-	-	-	(7,243)
Shares issued for cash at $0.25 per
share – August 21, 2006	8,000,000	8,000	1,992,000	-	-	-	2,000,000
Loss for the period	-	-	-	-	-	(2,640,352)	(2,640,352)
Foreign currency translation
adjustment	-	-	-	-	101,087	-	101,087

Balance – December 31, 2006	35,975,000	$35,975	$5,402,325	$678,090	$112,631	$(4,623,899)	$1,605,122

- See accompanying notes, which are an integral part of the consolidated financial statements -

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
US Funds

			Cumulative
		From	From
	For the	Inception	Inception
	Year	(January 28,	(January 28,
	Ended	2005) to	2005) to
	December 31,	December 31,	December 31
	2006	2005	2006
Cash flows from operating activities
Net loss	$(2,640,352)	$(1,983,547)	$(4,623,899)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	838	-	838
Write-down of patents	-	703,922	703,922
Changes in operating assets and liabilities:
Other receivables	(29,880)	(53,393)	(83,273)
Prepaid expenses	32,323	(33,754)	(1,431)
Accounts payable	(24,179)	186,126	161,947
Accrued liabilities	80,998	39,815	120,813
Net cash used by operating activities	(2,580,252)	(1,140,831)	(3,721,083)

Cash flows from investing activities
Acquisition of patents	-	(25,832)	(25,832)
Acquisition of equipment	(52,769)	-	(52,769)
Cash acquired on reverse acquisition transaction	7,395	-	7,395
Net cash used by investing activities	(45,374)	(25,832)	(71,206)

Cash flows from financing activities
Sale of common stock	2,000,000	-	2,000,000
Capital contributions	2,183,803	1,261,740	3,445,543
Net cash provided by financing activities	4,183,803	1,261,740	5,445,543

Effect of exchange rate changes on cash and cash
equivalents	101,087	11,544	112,631

Net Increase in Cash and Cash Equivalents	1,659,264	106,621	1,765,885
Cash and cash equivalents - Beginning of period	106,621	-	-
Cash and cash equivalents - End of Period	$1,765,885	$106,621	$1,765,885

- See accompanying notes, which are an integral part of the consolidated financial statements -

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

1.	Organization and Going Concern

Reverse Acquistion

On June 15, 2006, ImVisioN Therapeutics, Inc. (ImVisioN) was incorporated in the State of Nevada. Effective June 30, 2006, ImVisioN acquired 100% of the outstanding share capital of ImVisioN GmbH (GmbH), a development stage company, (see Note 2), which is also a limited liability company that was organized under the laws of Germany on January 28, 2005. In connection with this transaction, ImVisioN issued 20,400,000 shares of common stock to GmbH’s sole stockholder, Nextech Venture, LP (Nextech) a Swiss venture capital firm. At the completion of this transaction, Nextech held approximately 73% of the outstanding common stock of ImVisioN and was able to exercise control over the management of ImVisioN.

For accounting purposes, the June 30, 2006 transaction has been accounted for as a reverse acquisition, whereby GmbH is deemed to have acquired ImVisioN. As a result of this reverse acquisition, the historical pre-acquisition financial statements of GmbH, (hereafter the Company), are deemed to be the historical operations of the Company and have been presented in these financial statements from the date of inception as a development stage company. Equity transactions have been restated from inception to reflect the common shares issued to GmbH stockholders in connection with this transaction. Also, at the time of this transaction, the Company had previously issued 7,575,000 shares to the shareholders of ImVisioN and equity has been reduced by $7,243, representing the stockholder deficit of ImVisioN at the date of the reverse acquisition.

Nature of Business

The Company focuses on the development of novel immunotherapeutics based on proprietary MAT (Modular – Antigen – Transporter) technology platform to treat allergic diseases.

Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended December 31, 2006, the Company has a net loss of $2,640,352 and an accumulated deficit of $4,623,899 and has incurred an accumulated operating cash flow deficit of $3,721,083 since inception. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the following year.

Thereafter, the Company will be required to seek additional funds, either through sales and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

2.	Significant Accounting Policies

	a)	Basis of Consolidation

These consolidated financial statements include the accounts of ImVisioN GmbH since its formation on January 28, 2005 and ImVisioN Therapeutics Inc. since the reverse acquisition on June 30, 2006. All significant intercompany balances and transactions have been eliminated in consolidation.

	b)	Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure. There can be no assurance that the Company will be successful in entering this emerging industry.

	c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

	d)	Development Stage

The Company is in the development stage as defined by Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

	e)	Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments purchased with an initial maturity of three months or less from the date of purchase. Since the Company maintains its cash balances in high quality credit institutions, it does not believe it is exposed to any significant risk on its balances.

	f)	Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable or at least at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on discounted estimates of future cash flows.

	g)	Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is reasonably assured. Revenue from government research grants is recognized when the qualifying expenses have been incurred and billed.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	h)	Foreign Currency Translations

The Company’s functional currency is Euros. The Company’s reporting currency is the U.S. dollar.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

		i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date,
		ii)	Equity at historical rates, and
		iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of stockholders’ equity (deficiency) and as a component of other comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

	i)	Equipment

Purchases of equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (5 years). Accumulated depreciation was $838 as of December 31, 2006.

	j)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, receivables, and accounts payable. Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

	k)	Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

2.	Significant Accounting Policies – Continued

	l)	Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during any of the reported fiscal periods.

	m)	Research and Development Expenses

Research and development (R&D) costs are expensed as incurred. These expenses include the appropriate costs of our proprietary R&D efforts, as well as costs incurred in connection with our third-party collaboration efforts. Pre-approval milestone payments made by us to third parties under contracted R&D arrangements are expensed when the specific milestone has been achieved. Once the product receives regulatory approval, we record any appropriate subsequent milestone payments in Identifiable intangible assets, less accumulated amortization and amortize them evenly over the remaining agreement term or the expected product life cycle, whichever is shorter. The Company has no third-party R&D arrangements that result in the recognition of revenue.

	n)	Other Receivables

Other receivables are reflected at cost in the accompanying financial statement and include amounts due to the Company pursuant to their research grant from the German Ministry for Education and Research, refunds of Value Added Taxes and other miscellaneous receivables.

	o)	Loss per Share

The Company computes net loss per common share using SFAS No. 128 “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98. Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at December 31, 2006 and 2005. The Company has incurred net losses and has no potentially dilutive common shares; therefore, basic and diluted loss per share are the same. Additionally, for the purposes of calculating diluted loss per share, there were no adjustments to net loss.

3.	Impact of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” ("SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on the Company’s financial position, results of operations or cash flows.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

3.	Impact of Recent Accounting Pronouncements – Continued

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning after November 15, 2007. The Company is currently reviewing the impact of this statement.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), which amends FASB 140. SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006. The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

4.	Accumulated Comprehensive Income

The Company’s only component of accumulated other comprehensive income consisted of foreign currency translation adjustments in the amount of $112,631 and $11,544 as of December 31, 2006 and 2005, respectively.

5.	Patents and Royalty Agreements

a)

By agreement dated March 31, 2005, the Company acquired the contractual rights and related know-how of certain patents from BioVisioN, its former parent, for a nominal value. Concurrently, BioVisioN sold the Company to Nextech for $710,380 (€550,000). The Company had $32,290 (€25,000) in cash and no liabilities at the time of the sale. Therefore, $678,090 (€525,000) has been imputed to the contractual rights and patents with the offsetting entry to contributed surplus. This amount was expensed, as the technical feasibility of the product(s) has not yet been reached.

The Company is required to pay royalties to BioVisioN on product sales and out-licensing or sale of product rights.

b)

By agreement dated March 31, 2005, the Company obtained the right to acquire certain patents from Productomics AG (“Productomics”). As consideration, the Company paid $25,832 (€20,000) in 2005 and must make future payments upon achievement of certain development milestones of up to €820,000 ($1,082,646 based on exchange rate at December 31, 2006). This amount was expensed, as the technical feasibility of the product(s) has not yet been reached. No payments were made under this agreement in 2006.

The Company is required to pay royalties to Productomics on net product sales.

The Company grants Productomics an exclusive license worldwide for the exclusive use of the contractual rights in the field of diagnosis, with no further payment obligations of Productomics to the Company. Productomics is entitled to grant sublicenses to 3rd parties, for the exclusive use of the contractual scope in the field of diagnosis.

In case of default, both parties shall be subject to a contractual penalty in favor of the other party amounting to € 50,000 per case ($66,015 based on exchange rate at December 31, 2006).

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

5.	Patents and Royalty Agreements – Continued

	c)	By agreement dated February 8, 2006, the Company obtained the right to acquire certain patents from MannKind Corporation (“MannKind”). As consideration, the Company must make the following payments:

Payments
Upfront fee (paid in 2006)**	$100,000

License Maintenance Fees:

On or before February 8, 2007	$10,000
On or before February 8, 2008	$20,000
On or before February 8, 2009	$30,000
Each subsequent anniversary during the term*	$50,000

*The term of this agreement shall commence on the date of the agreement and continue until the expiration of the last royalty term for any product with respect to which the Company has a license.

**This amount was expensed as the technical feasibility of the product(s) has not yet been reached.

The Company must also make payments upon achievement of certain development milestones of up to $387,500.

Accordingly, the Company is required to pay royalties to MannKind on net product sales and on certain sublicense income.

The agreement can be terminated by the Company for any reason upon 90 days prior written notice.

6.	Agreements

a)

By agreement dated August 8, 2005, the Company engaged Strathmann Biotec AG (“Strathmann”) to develop and manufacture certain clinical grade material. As consideration, the Company must make payments upon achievement of certain development milestones of up to €718,000 ($947,975 based on exchange rate at December 31, 2006). The Company has paid €235,000 ($310,270 based on exchange rate at December 31, 2006) and €242,000 ($319,513 based on exchange rate at December 31, 2006) under this agreement in 2006 and 2005, respectively. These amounts are included in Research and Development in the Consolidated Statement of Operations.

The agreement can be terminated by the Company for any reason upon 2 months prior written notice and the payment of an indemnification fee of € 60,000 ($79,218 based on exchange rate at December 31, 2006).

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

6.	Agreements – Continued

b)

By agreement with an effective date of February 1, 2006, the Company engaged Digilab BioVisioN GmbH (“DBVN”) for office space and other administration services. The Company is required to pay DBVN € 8,500 ($11,223 based on exchange rate at December 31, 2006) per month plus variable costs for additional services. In return, DBVN is obligated to:

Supply premises Supply personnel Provide services within the area of Information Technology Provide other services to be agreed upon

The agreement came into force with retrospective effect from February 1, 2006 and is terminable with three month’s notice to the end of a quarter. The agreement does not have a specified end date.

c)

During the 2005 fiscal year, the Company signed a research collaboration agreement with the University of Zürich. The purpose of this agreement is to conduct a research project “Preclinical assessment of an immunotherapy preparation against cat hair-induced allergy (IVN 201), tested on various animals.” The Company is required to pay the University of Zürich a total amount of 27,099 Swiss Francs (“CHF”) ($22,235 based on exchange rate at December 31, 2006) (exclusive of VAT) upon achievement of certain development milestones. CHF 20,331 ($16,682 based on exchange rate at December 31, 2006) was paid in 2005. No payments were made in 2006.

This agreement may be terminated by either party only in case of serious breaches of the contractual clauses, subject to one month’s notice after the end of a calendar month.

d)

By agreement dated March 24, 2006, the Company engaged Therapeomic Inc. (“Therapeomic”) to collaborate on the development of a Proof-of-Concept (“POC”) Formulation. As consideration, the Company must make payments upon achievement of certain development milestones of up to €100,000 ($132,030 based on exchange rate at December 31, 2006). The full amount of the contract was paid in 2006, and included in Research and Development in the Consolidated Statement of Operations.

Should Therapeomic’s work under this Agreement result in one or more inventions, which will be patented by the Company, the Company agrees to pay € 300,000 ($396,090 based on exchange rate at December 31, 2006) in two payments to Therapeomic upon achievement of certain product development milestones.

On August 17, 2006, the agreement was amended to include two additional milestones for a total additional cost of €30,000 ($39,609 based on exchange rate at December 31, 2006). Should Therapeomic’s work under this amended agreement lead to patentable inventions, the Company agrees to pay € 550,000 ($726,165 based on exchange rate at December 31, 2006) to Therapeomic upon achievement of certain product development milestones. The Company has not recorded a liability for this amount as of December 31, 2006 because it was not probable that the milestones will be achieved.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

6.	Agreements – Continued

e)

Effective June 30, 2006, the Company entered into an agreement with DeBondo Capital Inc. (“DeBondo”), an unrelated party, to assist in listing the Company on the NASD Over-the-Counter Bulletin Board (“OTCBB”) in the United States. Under this agreement, the Company was required to pay the following fees to DeBondo:

I. Cash fee

A total of €500,000 ($660,150 based on exchange rate at December 31, 2006) payable in four installments upon achievement of certain milestones. €370,000 ($472,696) was paid in 2006. This fee includes legal, accounting and auditing costs of which $76,490 relates to legal fees to date, $68,119 relates to accounting and auditing fees to date and the remainder of $328,087 relates to listing fees. An additional €30,000 ($39,609 based on exchange rate at December 31, 2006) was paid during 2007.

II. Equity fee

The right to DeBondo and its nominees to purchase 3,925,000 shares in the common stock of ImVisioN at a price of $0.001 per share, subject to the execution by DeBondo and each nominee of a restricted stock purchase agreement. The restricted stock purchase agreements entitle ImVisioN USA to repurchase all 3,925,000 shares acquired by DeBondo and its nominees for $0.001 per share in the event that the common shares of the Company does not become eligible for trading on the OTCBB by March 31, 2007.

The option to purchase such number of shares of the Company equal to 0.45% of the issued and outstanding shares of the Company as of the date that its common stock becomes eligible for trading on the OTCBB (the “Date of Listing”) at a price of $0.125 per share, which options are conditional and will vest only upon the completion of a financing by the Company of $500,000 of shares at a price of $0.25 per share. This vesting condition relating to the financing was satisfied effective August 21, 2006, however the condition relating to the Company being listed has not been satisfied to date and therefore no expense has been recorded in these financial statements.

The option to purchase such number of shares of the Company equal to 4.05% of the issued and outstanding shares of the Company as of the Date of Listing at a price of $0.25 per share, which options are conditional and will vest only upon the completion of a financing by the Company of $4,500,000 of shares at a price of $0.75 per share. This option will be exercisable for a period from the date of vesting to the date that is 60 days from the Date of Listing.

The option to purchase such number of shares of the Company equal to 4.50% of the issued and outstanding shares of the Company as of the Date of Listing at a price of $0.375 per share, which options are conditional and will vest only upon the completion of a financing by the Company of $5,000,000 of shares at a price of $1.00 per share within 180 days of the Date of Listing. This option will be exercisable for a period from the date of vesting to the date that is 60 days from the closing of the financing.

As part of the agreement, the Company also agreed to commit to a marketing plan (IR program) with a budget of at least $800,000 during the first year after the listing. If a listing is not obtainable, no Equity fee is due and DeBondo shall only charge for time and material and return the balance of any Cash Fee paid. Consequently DeBondo agrees that should a listing not be obtainable, any shares issued to DeBondo would be returned to the treasury of ImVisioN.

Subsequent to the year-end, the Company terminated the agreement with DeBondo (Note 11).

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

6.	Agreements – Continued

f)

By agreement dated July 12, 2006, the Company engaged RCC Ltd. to conduct certain preclinical experiments for a total of € 36,120 ($47,689 based on exchange rate at December 31, 2006) of which 50% is payable upon start (paid), 40% on delivery of the draft report and 10% on delivery of final report.

g)

By agreement dated October 18, 2006, the Company engaged RCC Ltd. to conduct certain preclinical experiments for a total of € 155,000 ($204,647 based on exchange rate at December 31, 2006) of which 50% is payable upon start (paid), 40% on delivery of the draft report and 10% on delivery of final report.

h)

On November 14, 2006, the Company received confirmation from the German Ministry for Education and Research that it has qualified for a non-refundable research grant in the amount of € 283,748 ($374,632 based on exchange rate at December 31, 2006) that will cover 50% of actual research costs of the approved project. The research grant is available until April 30, 2007 and can be extended by a further 10 months and additional funding of up to € 202,980 ($267,994 based on exchange rate at December 31, 2006) provided certain project milestones are achieved and provided the Company can demonstrate its ability to cover the other 50% of the costs.

During the year ended December 31, 2006, the Company earned $149,578 pursuant to the terms of this research grant.

i)

By agreement dated November 15, 2006, the Company engaged LPT Laboratory of Pharmacology & Toxicology GmbH & Co. KG to conduct research testing for a total of € 21,500 ($28,386 based on exchange rate at December 31, 2006) of which 100% is payable on delivery of the draft report.

j)

By agreement dated December 6, 2006, the Company engaged Strathmann Biotec GmbH & Co. KG to develop and manufacture certain clinical grade material. As consideration, the Company must make payments upon achievement of certain development milestones of up to € 52,272 ($69,015 based on exchange rate at December 31, 2006).

	k)	By agreement dated December 6, 2006, the Company has engaged Phenos GmbH to conduct research studies for a total cost of € 100,000 ($132,030 based on exchange rate at December 31, 2006).

l)

By agreement dated December 21, 2006, the Company entered into an option agreement with ALK-Abello A/S to sublicense certain pending and issued patent rights. As consideration, this agreement requires a non-refundable Option Fee of $30,000, which is fully creditable toward the Access Fee if and when made under the agreement. The Option Fee is due within thirty (30) days after the effective date. An Access Fee of $65,000 is due upon signing of a sublicense agreement. Additionally, there are further payments relating to an annual maintenance fee of $15,000 per year for the three-year term of the agreement, milestone payments of up to $1,360,000 and minimum royalty payments based on future sales.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

7.	Capital Stock

	a)	During the year ended December 31, 2006, the Company received cash capital contributions from Nextech of $2,183,803 and $1,261,740 for the year ended December 31, 2005.

b)

The Company completed an offering of 7,575,000 shares of common stock at a price of $0.001 per share to an aggregate of nine purchasers on June 30, 2006 for total proceeds of $7,575. Of these shares, 1,300,000 shares were purchased by Dr. Martin Steiner, Chief Executive Officer and Director, and 1,300,000 shares were purchased by Dr. Horst Rose, Chief Operating Officer and Director.

c)

On August 21, 2006, the Company completed a private placement of 8,000,000 shares of common stock at a price of $0.25 per share for proceeds of $2,000,000. Of these shares, 4,600,000 shares of common stock were purchased by Nextech, our principal shareholder, at a price of $0.25 per share for proceeds of $1,150,000. Immediately after this private placement, Nextech owned or controlled approximately 69.5% of the Company’s outstanding common stock.

d)

The Company filed a form SB-2/A registration statement for the initial public offering of 10,000,000 shares of common stock at a price of $0.75 per share, and for a shareholder offering of 11,925,000 shares, which includes the 8,000,000 shares in c) above, of common stock that may be offered and sold by the selling shareholders. The Company amended this offering to be: (i) a primary offering of 10,000,000 shares at a price of $0.40 per share for proceeds of $4,000,000, and (ii) a shareholder offering of 8,000,000 shares, which includes the 8,000,000 shares in c) above. The original registration was declared effective December 12, 2006. The amended registration statement has not been declared effective. To date no stock has been sold as a result of either the original or the amended registration statement.

	e)	There were no share purchase warrants granted during the current period and none were outstanding as at December 31, 2006.

	f)	See also Note 5a for details of the contributed surplus amount relating to the 2005 patent acquisition.

8.	Commitments

a)

The Company has entered into an employment agreement dated April 1, 2005, with an Officer for an annual salary of €150,000 ($198,045 based on the exchange rate at December 31, 2006) per year. The term of this agreement is for three years and is subject to expire on March 31, 2008. During the year ended December 31, 2006, €150,000 ($198,045 based on the exchange rate at December 31, 2006) was paid to the Officer. €112,500 ($139,472 based on the exchange rate at December 31, 2005) was paid to the Officer for the year ended December 31, 2005.

b)

The Company has entered into an employment agreement dated April 1, 2005, with an Officer for an annual salary of €120,000 ($158,436 based on the exchange rate at December 31, 2006) per year The term of this agreement is for three years and is subject to expire on March 31, 2008. During the year ended December 31, 2006, €120,000 ($158,436 based on the exchange rate at December 31, 2006) was paid to the Officer. €90,000 ($111,578 based on the exchange rate at December 31, 2005) was paid to the Officer for the year ended December 31, 2005.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

9.	Income Taxes

The Company has incurred non-capital losses for German tax purposes of $4,638,717 (€3,114,911), which may be carried forward indefinitely and used to reduce taxable income of future years. The Company also has accumulated net operating loss carryforwards for U.S. federal income tax purposes of $295,289, which may be carried forward until 2026 and used to reduce taxable income of future years.

Details of deferred tax assets:

	December 31,	December 31,
Deferred tax assets:	2006	2005
Net operating losses carry forwards	$4,638,717	$1,279,625
Effective combined U.S. and German
corporate tax rates	39.77%	40.15%
Deferred tax assets	$1,844,818	$513,769
Valuation allowance	(1,844,818)	(513,769)
	$-	$-

The potential future tax benefits of these losses have not been recognized by the Company due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. For the year ended December 31, 2006, the valuation allowance increased $1,331,049

10.	Disclosure of Supplemental Cash Flow Information

The following is a summary of non-cash investing and financing transactions:

			Cumulative
		From	From
	For the	Inception	Inception
	Year	(January 28,	(January 28,
	Ended	2005) to	2005) to
	December 31,	December 31,	December 31
	2006	2005	2006

Acquisition of accrued liabilities of ImVisioN
Therapeutics Inc. in reverse acquisition	$14,638	$-	$14,638
Patents contributed by BioVisioN	$-	$678,090	$678,090

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
US Funds

11.	Subsequent Events

a)

By agreement dated January 10, 2007, the Company engaged Strathmann Biotec GmbH & Co KG to conduct analytical testing and perform a 36-month stability study for a total cost of €49,531 ($65,396 based on the exchange rate at December 31, 2006).

b)

By agreement dated January 23, 2007, the Company’s agreement with Therapeomic Inc. was further amended to include five additional milestones for a total additional cost of €160,000 ($211,248 based on the exchange rate at December 31, 2006).

	c)	By agreement dated February 7, 2007, the Company terminated its agreement with DeBondo Capital Limited (“DeBondo”).

Under the terms of the termination agreement, the Company has no obligation to reimburse DeBondo for any expenses other than expenses that have been paid by DeBondo and relate to professional services performed after December 12, 2006, being the effective date of the Company’s original Form SB-2 registration statement. All options to purchase common stock granted to DeBondo were terminated, including the options to purchase additional shares of our common stock at $0.125, $0.250 and $0.375 per share.

The Company will pay to DeBondo the amount of €30,000 ($38,400 based on the exchange rate at August 15, 2006) of the outstanding cash fee payable under the consulting agreement by no later than February 28, 2007.

The Company will also pay to DeBondo the balance of their outstanding cash fee of €100,000 ($128,000 based on the exchange rate as at August 15, 2006) upon the completion by us of at least $1,000,000 of financing pursuant to the Company’s Offering.

The Company will grant to DeBondo an option to purchase additional securities in the event that DeBondo identifies and introduces an investor to us who purchases securities from us in an equity offering, subject to compliance by DeBondo with all securities laws. The option would be an option to purchase a number of securities equal to 40% of the securities purchased by the investor at a price equal to 50% of the purchase price paid by the investor. The Company has not granted DeBondo any options under this arrangement to date.

Item 8.                 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

We engaged WithumSmith+Brown, P.C. Certified Public Accountants, as our principal independent registered public accounting firm effective January 12, 2007. Concurrent with this appointment, Staley, Okada & Partners, Chartered Accountants (“Staley, Okada”), resigned as our principal independent registered public accounting firm effective January 12, 2007. The decision to change our principal independent registered public accounting firm has been approved by our board of directors.

The report of Staley, Okada dated August 5, 2006 (except as to Note 8(d) which is as at August 25, 2006 and Note 1, which is as at September 27, 2006) on the balance sheet of the Company at December 31, 2005 and the related consolidated statements of changes in stockholders’ deficiency, operations, and cash flows for the period from incorporation (January 28, 2005) to December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.

In connection with the audit of the period from incorporation (January 28, 2005) to December 31, 2005 and during the subsequent interim periods through to the date of their resignation, there were no disagreements between us and Staley, Okada on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Staley, Okada would have caused them to make reference thereto in their reports on our audited financial statements.

Item 8A.               Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Martin Steiner. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal year ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal year ended December 31, 2006.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Item 8B.               Other Information

Not applicable.

PART III

Item 9.                 Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our executive officers and directors and their respective ages as of March 23, 2007 are as follows:

Directors:

Name of Director	Age
Martin Steiner	40
Horst Rose	49
Sven Rohmann	44

Executive Officers:

Name of Executive Officer	Age	Office
Martin Steiner	40	President, Chief Executive Officer, Chief Financial Officer and Secretary
Horst Rose	49	Chief Operating Officer

The following describes the business experience of our directors and executive officers. Dr. Steiner, Prof Dr. Rose and Dr. Rohmann are not and have not in the past been directors of any reporting company under the Exchange Act or any other publicly traded company.

Martin Steiner has been one of our directors and our president, chief executive officer, chief financial officer and secretary since our incorporation on June 15, 2006. Dr. Steiner has been a director and the chief executive officer of ImVisioN GmbH since its incorporation on January 28, 2005.

Dr. Steiner was the chief executive officer of Apovia AG, a biotechnology company focusing on the development of human vaccines, from 1997 to 2004. Apovia AG filed for opening of insolvency procedures with the Court of Munich, Germany in July 2004. Dr. Steiner was the chief executive officer of Apovia AG at the time of this filing for insolvency. Under the insolvency proceedings, the assets of Apovia AG have been sold. The proceeds of sale will be distributed to the creditors of Apovia AG upon completion of the insolvency administration. Prior to joining Apovia, Dr. Steiner was the manager of business development at SmithKline Beecham Biologicals, a leading human vaccines manufacturer based in Rixensart, Belgium, from 1995 to 1997.

Dr. Steiner obtained his PhD in Microbiology and Genetics from the University of Vienna in Austria. He subsequently obtained his masters in business administration from the University of Michigan.

Dr. Steiner presently devotes all of his business time to our business.

Horst Rose has been a director and our Chief Operating Officer since our incorporation on June 15, 2006. Prof. Dr. Rose has been a director and the chief operating officer of ImVisioN GmbH since its incorporation on January 28, 2005.

Prof. Dr. Rose was the head of medical research at BioVisioN AG, Hannover, Germany from 2002 to 2005. Prior to this position, Prof. Dr. Rose was employed by Solvay Pharmaceuticals in Hannover, Germany from 1992 to 2002. Prof. Dr. Rose was chief of the department of pharmacology at Solvay Pharmaceuticals from 1997 to 2002.

Prof. Dr. Rose obtained his bachelors degree in biology at the university RWTH Aachen, Germany and his doctorate in biology at the Medical Faculty of the RWTH Aachen. Prof. Dr. Rose was appointed as Professor of Physiology at the RWTH Aachen in 2000.

Prof. Dr. Rose presently devotes all of his business time to our business.

Sven Rohmann has been one of our directors since our incorporation on June 15, 2006.

Sven Rohmann, M.D., Ph.D., has been a managing and general partner of Nextech Venture Ltd, Zurich, Switzerland, since 2002. Dr. Rohmann will be leaving this position effective March 31, 2007 in order to take a position at Novartis Pharma, a European based pharmaceuticals company.

Dr. Rohmann served as chief executive officer of two biotech companies in Germany, being Ganymed Pharmaceuticals AG, Mainz from 2001 until 2003, and BioVisioN AG, Hanover from 2003 until 2005. BioVisioN AG filed for insolvency in Germany in October 2005 as a result of the refusal of the majority of investors of BioVisioN to further finance the company. BioVisioN was sold by the administrator appointed under the insolvency proceedings to DibiLab LCC, a United States limited liability company. The proceeds of the sale will be applied by the administrator to pay the creditors of BioVisioN any balance will be remitted to the shareholders of BioVisioN. The sale was completed in compliance with German law and no claims exist against the former management of BioVisioN.

From 1992 to 2001, Dr. Rohmann held several management positions at Merck KgaA, Darmstadt, Germany including business area manager and global head of the strategic marketing of oncology. Before that, Dr. Rohmann was head of laboratories performing cardiovascular preclinical research, then evaluation manager and international product manager for cardiovascular products at Merck.

Before joining Merck, Dr. Rohmann practiced as medical doctor at the II. Medical Clinic of the Johannes Gutenberg University, Mainz, Germany.

Dr. Rohmann holds a M.D. from the Mainz University and a Ph.D. from the Erasmus University, Rotterdam, The Netherlands, and has completed a post-doctorate research scholarship at the Max-Planck Institute for Experimental Cardiology, Bad Nauheim, Germany.

Dr. Rohmann provides his business time to us on a part-time basis, as required to discharge his duties as a director.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have three other employees other than the officers and directors described above, most of whom are researchers and technicians.

Committees of the Board Of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, executive committee of our board of directors, stock plan committee or any other committee. However, we may seek suitable candidates for election as directors, and establish various committees, during the current fiscal year.

Audit Committee

Our board of directors currently acts as our audit committee.

Audit Committee Financial Expert

Our board of directors, acting as our audit committee, has determined that there is currently no director who meets the SEC’s definition of an “audit committee financial expert”.

Code of Ethics

Our board of directors has adopted a code of ethics applicable to its principal executive officer, its principal financial officer, its principal accounting officer or controller. A copy of the code of ethics is attached as an exhibit to this annual report on Form 10-KSB.

Family Relationships

We do not currently anticipate electing or appointing as directors or officers of our company any persons who are related to each other or to our existing officers and directors.

Involvement in Certain Legal Proceedings

Except as otherwise described herein, none of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

1.           any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time except that: (i) Dr. Martin Steiner was chief executive officer of Apovia AG when it filed for insolvency in July 2004, as described above; and (ii) Dr. Sven Rohmann was chief executive officer of BioVisioN AG when it filed for insolvency in October 2005, as described above;

2.           any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.           being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.           being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Promoters

The term “promoter” is defined in Rule 405 under the Securities Act of 1933 to include, with reference to an issuer such as the Company, any person who, acting alone or in conjunction with one more persons, directly or indirectly takes initiative in founding and organizing the business of the issuer, as well as any person who, in connection with the founding and organizing of business of the issuer, directly or indirectly receives in consideration of services and/or property, 10 percent or more of any class of securities of the issuer or 10 percent or more of the proceeds from the sale of any class of such securities.

Martin Steiner and Debondo Capital Limited (Ulrik DeBo) are considered promoters of our company, having taken initiative in organizing our current business. (For additional details, please see the discussion under the “Certain Relationships and Related Transactions” below)

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of the our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2006 all such filing requirements applicable to our officers and directors were complied with.

Item 10.                 Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information as to Dr. Martin Steiner, our chief executive officer and chief financial officer, and Dr. Horst Rose, our chief operating officer, for the fiscal period ended December 31, 2006. These amounts were paid by ImVisioN GmbH.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation Compen- sation ($)	Total ($)
Martin Steiner, President (1)	2006	$198,045	Nil	Nil	Nil	Nil	Nil	- (3)	$198,045
Horst Rose, COO (2)	2006	$158,436	Nil	Nil	Nil	Nil	Nil	- (3)	$158,436

Notes:

(1)	Dr. Steiner has been the managing director of ImVisioN GmbH since January 28, 2005 and has been our chief executive officer and chief financial officer since our incorporation on June 15, 2006.

(2)	Dr. Rose has been the managing director of ImVisioN GmbH since January 28, 2005 and has been our chief operating officer since our incorporation on June 15, 2006.

(3)	The aggregate amount of “All Other Compensation” was less than $10,000.

Employment Agreements

Dr. Martin Steiner

Dr. Steiner provides his services as general manager of ImVisioN GmbH under an employment agreement between Dr. Steiner and ImVisioN GmbH dated April 1, 2005, as amended on August 17, 2006. Dr. Steiner is obligated to devote his full business time to our business. We have agreed to pay to Dr. Steiner an annual gross salary of 150,000 Euros per annum ($198,000 per annum based on a foreign exchange rate of $1.32/1.00Euro) . No shares are issuable to Dr. Steiner pursuant to his employment contract. Dr. Steiner’s employment agreement, as amended, does not include any change of control arrangements.

Dr. Horst Rose

Prof. Dr. Rose provides his services as general manager of ImVisioN GmbH under an employment agreement between Dr. Rose and ImVisioN GmbH dated April 1, 2005, as amended on August 17, 2006. Prof. Dr. Rose is obligated to devote his full business time to our business. We have agreed to pay to Prof. Dr. Rose an annual gross salary of 120,000 Euros per annum ($158,400 per annum based on a foreign exchange rate of $1.32/1.00 Euro). No shares are issuable to Prof. Dr. Rose pursuant to his employment contract. Prof. Dr. Rose’s employment agreement, as amended, does not include any change of control arrangements.

Outstanding Equity Awards

Our directors and officers do not hold any equity awards.

Compensation of Directors

We do not currently pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Item 11.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 19, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our officers, and (iv) our officers and directors as a group. Each stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and address of beneficial owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Directors and Officers:
Martin Steiner Director and Chief Executive Officer	1,300,000	3.6%

Name and address of beneficial owner	Number of Shares Beneficially Owned (1)	Percentage of Class (2)
Directors and Officers:
Horst Rose Director and Chief Operating Officer	1,300,000	3.6%
Sven Rohmann Director (3)	25,000,000	69.5%
Directors and Officers as a group	27,600,000	76.7%
Major Shareholders:
Nextech Venture LP (3) Scheuchzerstrasse 35, CH-8006 Zurich, Switzerland	25,000,000	69.5%

Notes:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	The percentage of class is based on 35,975,000 shares of common stock issued and outstanding as of March 23, 2007

(3)

Dr. Sven Rohmann, one of our directors, is a managing and general partner of Nextech Venture LP. In this capacity, Dr. Rohmann has exercised joint investment and voting control over the shares held by Nextech Venture LP. As such, beneficial ownership of the shares held by Nextech Venture LP is attributable to Dr. Rohmann under Rule 13d-3 as of the date of this annual report. Dr. Rohmann will cease to be a managing and general partner of Nextech Venture LP effective March 31, 2007, at which time he will cease to exercise any investment or voting control over the shares held by Nextech Venture LP.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our articles of incorporation or bylaws, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.                 Certain Relationships and Related Transactions, and Director Independence

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

  Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Purchase of Founder’s Shares

Dr. Martin Steiner

Dr. Martin Steiner, our chief executive officer and a director, acquired 1,300,000 shares of our common stock effective June 30, 2006 at a price of $0.001 per share for a total purchase price of $1,300.

Dr. Horst Rose

Dr. Horst Rose, our chief operating officer and a director, acquired 1,300,000 shares of our common stock effective June 30, 2006 at a price of $0.001 per share for a total purchase price of $1,300.

Nextech Venture

We acquired all of the outstanding capital of ImVisioN GmbH from Nextech Venture pursuant to a share capital purchase agreement dated June 30, 2006. Pursuant to this agreement, we issued 20,400,000 shares of common stock to Nextech Venture as payment of an agreed upon purchase price of $4,228,920. This transaction was completed and the shares issued on June 30, 2006. Nextech Venture acquired the original capital of ImVisioN GmbH from BioVisioN AG in consideration for payment of a purchase price of $687,500.

Nextech Venture purchased 4,600,000 shares of our common stock at a price of $0.25 per share, for an aggregate purchase price of $1,150,000, in our Regulation S private placement that completed on August 21,2006.

Nextech Ventures advanced an aggregate of €3,445,543 ($4,548,116 based on an exchange rate of $1.32/1.00 EUR) to ImVisioN GmbH as capital contributions during the period from its acquisition of ImVisioN GmbH to June 30, 2006. All of this capital was sold by Nextech Ventures to us pursuant to the share capital agreement.

Employment Agreements

Dr. Martin Steiner

ImVisioN GmbH entered into an employment agreement with Dr. Steiner dated April 1, 2005. This employment agreement was amended on August 17, 2006 in order to remove certain change of control provisions. The terms and conditions of this employment agreement are described in detail above under “Executive Compensation”.

Dr. Horst Rose

ImVisioN GmbH entered into an employment agreement with Dr. Rose dated April 1, 2005. This employment agreement was amended on August 17, 2006 in order to remove certain change of control provisions. The terms and conditions of this employment agreement are described in detail above under “Executive Compensation”.

DeBondo Capital Limited

We have entered into the following arrangements with DeBondo Capital Limited, one of our promoters. DeBondo Capital Limited is beneficially owned by Ulrik DeBo.

We entered into a consultant agreement with DeBondo Capital Limited, one of our promoters, effective June 30, 2006. This agreement was terminated by agreement on February 7, 2007 as described below. Under the original consulting agreement, Debondo Capital agreed to provide the following services to us in order that (i) we could complete registration of our Common Stock under the United States Securities Exchange Act of 1934, and (ii) our common stock would become eligible for trading on the OTC Bulletin Board:

assisting us with the completion of financial statements and audit of our financial statements in accordance with United States Generally Accepted Accounting Principles and United States Generally Accepted Auditing Standards;

engaging legal counsel on our behalf to assist with our incorporation and the acquisition of ImVisioN GmbH;

structuring our corporate organization and our acquisition of ImVisioN;

assisting us with the preparation and finalization of a registration statement to be filed with the Securities and Exchange Commission (the “SEC”) in order that our common stock can become eligible for trading on the OTC Bulletin Board; and

assisting us with the preparation and submission of a Form 211 with the National Association of Securities Dealers (the “NASD”) via a designated market maker that is an NASD member and the NASD approval process.

As consideration for the services to be provided by Debondo Capital, we entered into the following transactions with DeBondo Capital:

DeBondo Capital (Beneficial Owner: Ulrik DeBo) and its nominees purchased 3,925,000 shares of our common stock at a purchase price of $0.001 per share. The nominees of DeBondo Capital were Chelmer Consulting Corp. (Beneficial Owner: Darren Devine), Joachim Bondo, Thomas Wittenborg and Carsten Ruehe. Each of these individuals acquired their shares as nominees of DeBondo Capital on the basis that each individual was providing services to us in order to enable DeBondo Capital to perform its obligations under its consultant agreement with us. Each individual exercises investment and voting control over its own shares. Further, none of the individuals exercises investment or voting control over shares held by DeBondo Capital.

DeBondo Capital and each of the DeBondo capital nominees entered into a restricted stock purchase agreement with us whereby each shareholder agreed that its shares would be held in escrow could be repurchased by us at a price of $0.001 per share in the event that our common stock did not become eligible for trading on the OTC Bulletin Board by March 31, 2007. These restricted stock purchase agreements have been subsequently amended in order to release 50% of these shares from escrow and to provide that the remaining 50% of the shares would be released from escrow upon the earlier of (i) our common stock becoming eligible for trading on the OTC Bulletin Board, and (ii) January 31, 2008;

We granted to DeBondo Capital an option to purchase additional shares of our common stock at a price of $0.125 per share, which options were conditional upon our completing $500,000 in financing through the offering of our common stock at a price of $0.25 per share. The number of shares that could be purchased pursuant to this option was to equal 0.45% of that number of shares of our common stock that were issued and outstanding as of the date that our common stock became eligible for trading on the OTC Bulletin Board. These $0.125 options were vested and became exercisable upon our completion of our $0.25 offering on August 21, 2006. These options were subsequently terminated by agreement. None of these options were exercised;

We granted to DeBondo Capital an option to purchase additional shares of our common stock at a price of $0.250 per share. The number of shares that could be purchased pursuant to this option was to equal 4.05% of that number of shares of our common stock that were issued and outstanding as of the date that our common stock became eligible for trading on the OTC Bulletin Board. These options were conditional and were only to vest and become exercisable upon our completing $4,500,000 in financing through the offering of our common stock at a price of $0.75 per share. These options were subsequently terminated by agreement. None of these options were exercised; and

We granted to DeBondo Capital an option to purchase additional shares of our common stock at a price of $0.375 per share. The number of shares that could be purchased pursuant to this option was to equal 4.50% of that number of shares of our common stock that are issued and outstanding as of the date that our common stock becomes eligible for trading on the OTC Bulletin Board. These options were conditional and were only to vest and become exercisable upon our completing $5,000,000 in financing through the offering of our common stock at a price of $1.00 per share within 180 days of the date that our common stock became eligible for trading on the OTC. These options were subsequently terminated by agreement. None of these options were exercised.

We have also agreed to pay a cash fee of EUR 500,000 (equal to $627,550 based on an exchange rate of $1.2551/1.00 EUR as at June 30, 2006) to DeBondo Capital, of which:

EUR 120,000 (equal to $150,911 based on an exchange rate of $1.2576/1.00 EUR as at April 30, 2006) was paid in April 2006;

EUR 100,000 (equal to $125,519 based on an exchange rate of $1.2551/1.00 EUR as at June 30, 2006) was paid upon execution of the letter agreement;

EUR 150,000 (equal to $196,275 based on an exchange rate of $1.3085/1.00 EUR as at December 18, 2006) was paid upon effectiveness of our original Form SB-2 registration; and

EUR 130,000 (equal to $163,163 based on an exchange rate of $1.2551/1.00 EUR as at June 30, 2006) was to be paid upon completion of listing of our Common Stock on the OTC Bulletin Board.

On its part, DeBondo Capital agreed that all fees and expenses incurred by DeBondo Capital and any professional advisors engaged by DeBondo Capital to enable it to provide the services under the consulting agreement will be for the account of DeBondo Capital and will be paid by DeBondo Capital, to a maximum amount equal to the aggregate amount of the cash fee paid.

We entered into a termination agreement with DeBondo Capital on February 7, 2007 whereby we agreed that:

the original consulting agreement was terminated;

we will have no obligation to reimburse DeBondo Capital for any such expenses other than expenses that have been paid by DeBondo Capital and relate to professional services performed after December 12, 2006, being the date of effectiveness of our original Form SB-2 registration statement;

all options to purchase common stock granted to DeBondo Capital were terminated, including the options to purchase additional shares of our common stock at $0.125 per share, $0.250 per share and $0.375 per share;

we agreed to pay to DeBondo Capital the amount of EUR 30,000 (equal equal to $38,820 based on an exchange rate of $1.2940/1.00 EUR as at February 7, 2007) of the outstanding cash fee payable under the consulting agreement as soon as possible and by no later than February 28, 2007 in any event;

we agreed to pay to DeBondo Capital the balance of their outstanding cash fee, being equal to EUR 100,000 (equal to $129,400 based on an exchange rate of $1.2940/1.00 EUR as at February 7, 2007) upon the completion by us of at least $1,000,000 of financing pursuant to the Company Offering;

we have agreed to grant to DeBondo Capital an option to purchase additional securities in the event that DeBondo Capital identifies and introduces an investor to us who purchases securities from us in an equity offering, subject to compliance by DeBondo Capital with all securities laws. The option would be an option to purchase a number of securities equal to 40% of the securities purchased by the investor at a price equal to 50% of the purchase price paid by the investor. We have not granted DeBondo Capital any options under this arrangement. DeBondo Capital will not be engaged in soliciting or otherwise identifying prospective investors in the Company Offering.

We subsequently entered into amendment agreements on February 7, 2007 with each of these shareholders, who we refer to as the DeBondo Capital nominees, whereby we agreed as follows with respect to their shares:

50% of each shareholder’s shares were released from escrow effective upon signing of the amendment agreements, representing an aggregate of 1,962,500 shares;

the remaining 50% of the shares, representing an aggregate of 1,962,500 shares, are to remain in escrow until the earlier of (i) the date that our common stock becomes eligible for trading on the OTC Bulletin Board, and (ii) January 31, 2008. During this escrow period, the shareholders are not entitled to sell, assign, transfer or otherwise dispose of their shares or any interest in their shares;

with the respect of the shares released from escrow, each shareholder has agreed that (i) they will not sell their shares other than in sales where, when aggregated with sales by other DeBondo nominees, not less than 500,000 shares are sold, and (ii) Nextech Ventures has a right of first refusal to purchase any shares proposed to be sold by any of the DeBondo capital nominees which is exercisable for a period of ten business days from the date that Nextech Ventures is given notice of a proposed sale.

We entered into agreements with each of DeBondo Capital, Chelmer Consulting Corp. (Beneficial Owner: Darren Devine), Joachim Bondo, Thomas Wittenborg and Carsten Ruehe dated November 7, 2006 whereby we agreed to register the resale of 500,000 shares of our common stock that are currently held by each of the shareholders. These registration rights were terminated effective February 7, 2007 pursuant to the amendments to the restricted stock purchase agreements entered into between us and each of the DeBondo nominee shareholders.

Item 13.                 Exhibits

The following exhibits are included with this Annual Report on Form 10-KSB:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation (1)

3.2(1)	By-Laws (1)

10.1(1)	Equity Share Purchase Agreement dated June 30, 2006 between ImVisioN Therapeutics Inc., ImVisioN GmbH and Nextech Venture LP (1)

10.2(1)	Employment Agreement between ImVisioN GmbH and Martin Steiner dated March 30, 2005 (1)

10.3(1)	Employment Agreement between ImVisioN GmbH and Horst Rose dated March 30, 2005 (1)

10.4(1) (2)	Patent and Know-How Purchase agreement between BioVisioN and ImVisioN GmbH dated March 31, 2005 (1), (2)

10.5(1) (2)	Patent Purchase and Backlicense Agreement between ImVisioN GmbH and Productomics AG dated March 31, 2005 (1), (2)

10.6(1)	Master Services Agreement between ImVisioN GmbH and Institut für Klinische Forschung und Entwicklung (IKFE) dated May 2, 2005 (1)

10.7(1)	Strain Development, Process Development and Manufacturing Agreement between ImVisioN GmbH and Strathmann Biotech AG dated August 2005 (1)

10.8(3)	Services Agreement between Digilab BioVisioN GmbH and ImVisioN GmbH dated effective February 1, 2006 (3)

10.9(1) (2)	Exclusive License Agreement between ImVisioN GmbH and MannKind Corporation dated February 8, 2006 (1), (2)

10.10(1)	Agreement between DeBondo Capital Limited and Imvision Therapeutics Inc. dated June 30, 2006 (1)

10.11(1)	Form of Subscription Agreement for the June 30, 2006 Offering of Shares (1)

10.12(1)	Form of Restricted Stock Purchase Agreement (1)

10.13(1)	Form of Subscription Agreement for the Regulation S Offering of Shares at a price of $0.25 per Share (1)

10.14(1)	Amendment to Employment Agreement between ImVisioN GmbH and Dr. Martin Steiner dated August 17, 2006 (1)

10.15(1)	Amendment to Employment Agreement between ImVisioN GmbH and Prof. Dr. Horst Rose dated August 17, 2006 (1)

Exhibit
Number	Description of Exhibit

10.16(3)	Collaboration Agreement between ImVisioN GmbH and Therapeomic Inc. dated March 24, 2006 (3)

10.17(3)	Consulting Agreement between ImVisioN GmbH and Productomics dated March 31, 2005 (3)

10.18(3)	Consulting Agreement between ImVisioN GmbH and SK Research AG (3)

10.19(3)	Amendment to Collaboration Agreement between ImVisioN GmbH and Therapeomic Inc. dated August 17, 2006 (3)

10.20(4)

Form of Demand Registration Rights Agreement dated November 7, 2006 entered into between Imvision Therapeutics Inc. and each of DeBondo Capital Limited, Joachim Bondo, Chelmer Consulting Corp., Thomas Wittenborg and Carsten Ruehe (4)

10.21(4)	Toxicology Study Agreement dated October 18, 2006 between ImVisioN GmbH and RCC Ltd. (4)

10.22(5)	Termination Agreement between ImVisioN Therepeutics Inc. and DeBondo Capital Limited dated February 7, 2007 (5)

10.23(5)	Form of Amendment to Restricted Stock Purchase Agreement dated February 7, 2007 (5)

14.1(6)	Code of Ethics (6)

31.1(6)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1(6)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 1, 2006.
(2)

Portions of this Agreement relating to milestone payments and royalty amounts have been omitted pursuant to a request for confidential treatment submitted by ImVisioN to the Securities and Exchange Commission under Rule 406 of Regulation C of the Securities Act of 1933.

(3)	Filed as an exhibit to our Amendment No. 1 Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on October 18, 2006.
(4)	Filed as an exhibit to our Amendment No. 2 Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on November 16, 2006.
(5)	Filed as an exhibit to our Post-Effective Amendment No. 1 on Form SB-2/A filed with the Securities and Exchange Commission on February 13, 2007
(6)	Filed as an exhibit to this Annual report on Form 10-KSB.

Item 14.                 Principal Accountant Fees and Services

The following table sets forth information regarding amounts billed to us by our independent auditors for each of our last two fiscal years:

	Year Ended December 31,

	2006	2005

Audit Fees	$80,000 (1)	$26,637 (2)

Audit Related Fees	$Nil	$Nil

Tax Fees	$Nil	$Nil

All Other Fees	$31,176 (2)	$Nil

Total	$111,176	$26,637

(1)           Attributable to services provided by our current independent public accountant, WithumSmith+Brown, P.C. Certified Public Accountants.

(2)           Attributable to services provided by our former independent public accountant, Staley Okada & Partners, Chartered Accountants.

Audit Fees

Audit fees are the aggregate fees billed by our independent auditor for the audit of our annual consolidated financial statements, reviews of our interim consolidated financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Tax Fees

Tax fees are billed by our independent auditor for the preparation of consolidated federal income tax return and any state income tax filings as well as for advice on income tax matters.

All Other Fees

All other fees include fees billed by our independent auditor for due diligence work performed, for the review of our interim financial statements and for the assistance to respond to SEC comments.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMVISON THERAPEUTICS INC.

By: /s/ Martin Steiner
__________________________________________
Martin Steiner
Chief Executive Officer and Chief Financial Officer

Date: April 2, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
President, Chief Executive Officer, Chief
/s/ Martin Steiner	Financial Officer, Principal Accounting and
	Director	April 2, 2007
Martin Steiner

/s/ Horst Rose
	Chief Operating Officer and Director	April 2, 2007
Horst Rose

/s/ Sven Rohmann
	Director	April 2, 2007
Sven Rohmann