Form 10QSB
period 2007-03-31
IMVISION THERAPEUTICS INC.
filed 2007-05-15
CIK 1372230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2007

[ ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from _____ to _____

Commission File Number: 000-52360

IMVISION THERAPEUTICS INC.
(Name of small business issuer in its charter)

NEVADA	20-8963448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification
No.)

Feodor-Lynen Strasse 5, Hanover, Germany	30625
(Address of principal executive offices)	(Zip Code)

+49 511 53 88 96-76
Issuer's telephone number

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 35,975,000 shares of common stock as of May 9, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

IMVISION THERAPEUTICS INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
March 31, 2007

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding our ability to receive regulatory approval for the sale and marketing of our MAT immunotherapeutics and to successfully achieve commercialization of our MAT immunotherapeutics, our ability to successfully market our MAT immunotherapeutics, our ability to continue development and upgrades to the MAT immunotherapeutics technology, competition from competitors, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to our operating plans, our liquidity and financial condition, availability of funds, operating costs and the market in which we compete. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the Securities and Exchange Commission (the “SEC”) on September 1, 2006, as amended, our annual report on Form 10-KSB for the year ended December 31, 2006, this quarterly report on Form 10-QSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited condensed consolidated interim financial statements of ImVision Therapeutics Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Entity)
Consolidated Balance Sheet
US Funds (Unaudited)

March 31,
ASSETS	2007
Current assets
Cash and cash equivalents	$855,154
Other receivables	157,551
Prepaid expenses	21
Total current assets	1,012,726

Equipment, net	49,291

$1,062,017

LIABILITIES
Current liabilities
Accounts payable	$156,576
Accrued liabilities	141,002
Total current liabilities	297,578

STOCKHOLDERS' EQUITY
Capital Stock
Common stock, $0.001 par value
100,000,000 shares authorized	-
35,975,000 shares issued and outstanding	35,975
Preferred stock, $0.001 par value
5,000,000 shares authorized	-
no shares issued	-
Additional Paid-in Capital	5,402,325
Contributed Surplus	678,090
Accumulated other Comprehensive
Income - Foreign currency translation	113,393
Deficit – Accumulated during the development stage	(5,465,344)
Total Stockholders' Equity	764,439

$1,062,017

See accompanying notes, which are an integral part of the consolidated financial statements.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Entity)
Consolidated Statements of Operations
US Funds (Unaudited)

				Cumulative
				From
	Three	Three		Inception
	Months	Months		(January 28,
	Ended	Ended		2005) to
	March 31,	March 31,		March 31,
	2007	2006		2007
Revenues
Grant revenues	$68,336	$40		$217,914

Operating Expenses
General and administrative	53,590	2,989		368,180
Depreciation	2,641	-		3,479
Listing and transfer agent fees	47,530	-		407,118
Patent costs	4,999	14,950		164,116
Professional fees	68,166	-		469,021
Research and development	561,167	460,545		2,538,610
Salaries and benefits	142,741	91,452		912,505
Travel	36,586	13,003		145,443
Write-down of patents	-	-		703,922
Total Operating Expenses	917,420	582,939		5,712,394

Loss from Operations	(849,084)	(582,899)		(5,494,480)

Other Income
Interest income, net	7,639	-		29,136

Net Loss	$(841,445)	$(582,899)		$(5,465,344)

Basic and Diluted Loss per Share of
Common Stock Outstanding	$(0.02)	$(0.03)	$

Weighted Average Shares of Common
Stock Outstanding	35,975,000	20,400,000
Comprehensive Loss
Loss for the period	$(841,445)	$(582,899)		$(5,465,344)
Foreign currency translation adjustment	762	(1,505)		113,393
Total Comprehensive Loss for the
Period	$(840,683)	$(584,404)		$(5,351,951)

See accompanying notes, which are an integral part of the consolidated financial statements.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Entity)
Consolidated Statements of Cash Flows
US Funds (Unaudited)

			Cumulative
			From
			Inception
	Three months	Three months	(January 28,
	Ended	Ended	2005) to
	March 31,	March 31,	March 31,
	2007	2006	2007
Cash Flows from Operating Activities

Net Loss	$(841,445)	$(582,899)	$(5,465,344)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	2,640	-	3,478
Write-down of patents	-	-	703,922
Changes in operating assets and liabilities:
Other receivables	(74,278)	4,198	(157,551)
Prepaid expenses	1,410	(741)	(21)
Accounts payable	(5,371)	171,685	156,576
Accrued liabilities	5,551	(16,040)	126,364
Net cash used by operating activities	(911,493)	(423,797)	(4,632,576)

Cash Flow from Investing Activities
Acquisition of patents	-	-	(25,832)
Acquisition of equipment	-	-	(52,769)
Cash aquired on reverse aquisition
transaction	-	-	7,395
Net cash used by investing activities	-	-	(71,206)

Cash Flows from Financing Activities
Sale of common stock	-	-	2,000,000
Capital contributions	-	541,305	3,445,543
Net cash provided by financial activities	-	541,305	5,445,543

Effect of exchange rate changes on cash	762	(1,505)	113,393

Net Increase (Decrease) in Cash and
cash equivalents	(910,731)	116,003	855,154
Cash and cash equivalents - Beginning
of period	1,765,885	106,621	-
Cash and cash equivalents - End of
Period	$855,154	$222,624	$855,154

See accompanying notes, which are an integral part of the consolidated financial statements.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2007 and 2006
US Funds

1.	Nature of Business

The Company focuses on the development of novel immunotherapeutics based on proprietary MAT (Modular – Antigen – Transporter) technology platform to treat allergic diseases.

2.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of ImVisioN Therapeutics Inc. and Subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB.

3.	Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the period ended March 31, 2007, the Company has a net loss of $841,445 and an accumulated deficit of $5,465,344 and has incurred an accumulated operating cash flow deficit of $4,632,576 since inception. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the following year.

Thereafter, the Company will be required to seek additional funds, either through sales and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2007 and 2006
US Funds

Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	New Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for- sale and held-to-maturity securities, equity method instruments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of the adoption of SFAS 159 on our future consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on its financial statements.

5.	Loss per Share

The Company computes net loss per common share using SFAS No. 128 “Earnings per share” and SEC Staff Accounting Bulletin No. 98. Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2007 and 2006. The Company has incurred net losses and has no potentially dilutive common shares; therefore, basic and diluted loss per share are the same.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2007 and 2006
US Funds

6.	Other Comprehensive Income (Loss)

The Company’s only component of other comprehensive income (loss) consists of foreign currency translation adjustments in the amount of $762 and $(1,505) for the three months ended March 31, 2007 and 2006, respectfully.

7.	Agreements

a)

By agreement dated January 10, 2007, the Company engaged Strahmann Biotec GmbH & Co. KG to conduct analytical testing and perform a 36-month stability study for a total cost of €49,531 ($65,396 based on the exchange rate at the exchange rate at December 31, 2006).

b)

By agreement dated January 23, 2007, the Company’s agreement with Therapeomic Inc. was further amended to include five additional milestones for a total additional cost of €160,000 ($211,248 based on the exchange rate at December 31, 2006).

	c)	By agreement dated February 7, 2007, the Company terminated its agreement with DeBondo Capital Limited (“DeBondo”).

Under the terms of the termination agreement, the Company has no obligation to reimburse DeBondo and for any expenses other than expenses that have been paid be DeBondo relate to professional services performed after December 12, 2006, being the effective date of the Company’s original Form SB-2 registration statement. All options to purchase common stock granted to DeBondo were terminated, including the options to purchase additional shares of our common stock at $0.125, $0.250 and $0.375 per share.

The Company will pay DeBondo the amount of €30,000 ($38,400 based on the exchange rate at August 15, 2006) of the outstanding cash fee payable under the consulting agreement by no later than February 28, 2007. Such amount was paid in the quarter ended March 31, 2007.

The Company will pay to DeBondo the balance of their outstanding cash fee of €100,000 ($128,000 based on the exchange rate as at August 15, 2006) upon the completion by us of at least $1,000,000 of financing pursuant to the Company’s Offering.

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

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2007 and 2006
US Funds

8.	Disclosure of Supplemental Cash Flow Information

The following is a summary of non-cash investing and financing transactions:

			Cumulative
			from
			Inception
			(January 28
			2005) to
	March 31,	March 31,	March 31,
	2007	2006	2007

Acquisition of accrued liabilities of ImVisioN
Therapeutics Inc. in reverse acquisition	$-	$-	$14,638
Patents contirbuted by BioVisioN	$-	$-	$678,090

9.	Subsequent Events

The Company filed Post-Effective Amendment No. 2 to a Form SB-2/A registration statement on April 11, 2007 and it was declared effective on April 23, 2007.

Item 2.	Management’s Discussion And Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2007.

Overview

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

Completion of preclinical development of our IVN201 product candidate, which includes the following activities:

Completion of animal safety and toxicology testing to demonstrate the safety of IVN201.

Completion of formulation studies to develop a stable formulation of IVN201

Completion of GMP compliant manufacturing of clinical grade material of IVN201

Submission of product documentation of IVN201 to the Swiss regulatory authority the completion of Phase I/IIa clinical testing (IVN-CAT-01b) in order to demonstrate preliminary therapeutic efficacy in allergic patients (proof-of-concept);

preclinical testing of our Birch-MAT product candidate; and

preclinical testing of our Mite-MAT product candidate.

Substantial additional clinical trials of our products will be required before we are able to establish that any of our product candidates are effective and safe. This additional development work will require that we obtain additional financing.

We are subject to government regulation by the United States Food and Drug Administration (the “FDA”) and European regulatory authorities at each stage of the research and development of our product candidates. In the event that our preclinical testing and clinical trials are successful, we will not be able to market any of our products for sale until such time as we have received approval from the FDA and European regulatory authorities. Due to this research and development phase, we do not anticipate achieving revenues from sales of our MAT products during the next three years. Further, there is no assurance that we will successfully complete development and commercialization of our MAT products.

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

Plan of Operations

For the next twelve months, our plan of operations is to complete the following objectives within the time periods and within the budgets specified:

  We plan to complete the preclinical development of IVN201 and to complete the first human clinical study, IVN-CAT-01b with the substance. We anticipate that we will spend approximately $1,200,000 over the next twelve months in carrying out these studies.

  We plan to complete further preclinical investigations of our Birch-MAT product candidate. This preclinical investigations will be co-funded through a grant from the BMBF and we anticipate that we will spend approximately $900,000 on this project over the next twelve months. Our objective is to identify the clinical product candidate for Birch-MAT in the second quarter of 2007.

  We plan to complete further preclinical investigations of our Mite-MAT product candidate. This preclinical investigations will be co-funded through a grant from the BMBF and we anticipate that we will spend approximately $650,000 on this project over the next twelve months. Our objective is to identify the clinical product candidate for Mite-MAT in the second half of 2007.

  We plan to incur general and administrative expenses, including salaries of employees, fees to be paid to consultants, office overhead and accounting, legal and audit professional expenses, of approximately $700,000 over the next twelve months.

  We plan to incur costs for licensing fees and milestone payments for third party licenses of approximately $750,000 over the next twelve months.

  We anticipate spending approximately $100,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly reports, current reports and proxy statement filings with the SEC.

As at March 31, 2007, we had cash of $855,154 and working capital of $715,148. Our planned expenditures over the next twelve months, as outlined above, are $4,300,000. While we raised $2,000,000 in private placement financing in August 2006, our financial requirements remain in excess of our cash reserves and working capital. Accordingly, we anticipate that we will require financing in the amount of approximately $3,500,000 in order to carry out our plan of operations for the next twelve months.

During the twelve month period following the date hereof, we anticipate that we will only generate revenues from our research grant but no revenues from product sales. We anticipate, based on our current cash and working capital and our planned expenses, that we will be able to continue our plan of operations until June 2007 without additional financing. We will require substantial additional financing in order to complete development and commercialization of drugs incorporating our MAT technology in order to earn revenues that exceed our operating expenses. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We anticipate that debt financing will not be available to us. We may also seek to obtain additional financing from our principal shareholders, although none of our shareholders have committed to advance any shareholder loans to us. We presently have no arrangements in place for additional financing. In the absence of such additional financing, we may not be able to continue our plan of operations beyond June 2007 and our business plan may fail. If we do not obtain the required additional financing, we will initially scale back our research and development programs and may ultimately be forced to abandon our research and development and business activities.

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

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders’ equity as a component of accumulated other comprehensive income or (loss). Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

Research and Development Expenses

Our research and development costs are expensed as incurred. These expenses include the appropriate costs of our proprietary research and development efforts, as well as costs incurred in connection with our third-party collaboration efforts. Pre-approval milestone payments made by us to third parties under contracted research and development arrangements are expensed when the specific milestone has been achieved. Once the product receives regulatory approval, we record any subsequent milestone payments in Identifiable intangible assets, less accumulated amortization and amortize them evenly over the remaining agreement term or the expected product life cycle, whichever is shorter. We have no third-party research and development arrangements that result in the recognition of revenue.

Results of Operations – Three months ended March 31, 2007

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three months ended March 31, 2007. References to the discussion below to fiscal 2007 are to our current fiscal year which ends on December 31, 2007 and references to fiscal 2006 are to our fiscal year which ended December 31, 2006.

			Cumulative From
			Inception
	Three Months	Three Months	(January 28,
	Ended March	Ended March	2005) to March
	31, 2007	31, 2006	31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Grant revenues	$68,336	$40	$217,914

Operating Expenses
General and administrative	53,590	2,989	368,180
Depreciation	2,641	-	3,479
Listing and transfer agent fees	47,530	-	407,118
Patent costs	4,999	14,950	164,116
Professional fees	68,166	-	469,021

			Cumulative From
			Inception
	Three Months	Three Months	(January 28,
	Ended March	Ended March	2005) to March
	31, 2007	31, 2006	31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Research and development	561,167	460,545	2,538,610
Salaries and benefits	142,741	91,452	912,505
Travel	36,586	13,003	145,443
Write-down of patents	-	-	703,922
Total Operating Expenses	917,420	582,939	5,712,394

Loss from Operations	(849,084)	(582,899)	(5,494,480)

Other Income
Interest income, net	7,639	-	29,136
Net Loss	$(841,445)	$(582,899)	$(5,465,344)

Revenue

We earned revenues of $68,336 in the first quarter of 2007 from a research grant which we were awarded in 2006 by the BMBF (German Ministry for Education and Research). We anticipate that we will earn additional revenues over the next twelve months from this grant but that we will not earn any revenues from the sale of our products. We did not generate revenues from the BMBF grant during the first three months of fiscal 2006.

General and Administrative

General and administrative include amounts that we pay to Digilab BioVisioN under our service agreement for office premises, laboratory equipment and facilities, information technology equipment and services and staff infrastructure and expenses included telephone, postage, courier services, insurance, internet and other general administrative expenses.

Our general and administrative expenses were $53,590 in the first quarter of 2007 compared to $2,989 in the first quarter of 2006. This difference mainly results from us not paying any service fees to DigiLab BioVisioN during the first quarter of 2006 due to the renegotiation of this service contract.

Listing and Transfer Agent Fees

Listing and transfer agent fees of $47,530 incurred during the first quarter of 2007 were attributable to amounts paid under our agreement with DeBondo Capital and for filing fees and transfer agent fees. We did not incur any listing or transfer agent fees during the first three months of fiscal 2006.

Patent Costs

Patent costs include costs paid in connection with our applications for patents with government patent offices under patent legislation and reimbursement of such costs to our licensors, where applicable.

Our patent costs decreased to $4,999 in the first quarter 2007 from $14,950 in the first quarter of 2006.

Professional Fees

Our professional fees include accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and legal expenses incurred in connection with a registration statement that we have filed with the United States Securities and Exchange Commission and our ongoing report obligations under the Securities Exchange Act of 1934.

Professional expenses increased to $68,166 in the first quarter of 2007, while we did not incur such expenses during the first quarter of 2006.

Research and Development

Research and development expenses are those expenses attributable to the pre-clinical and clinical research and development of our MAT technology. These amounts include amounts paid to our collaboration partners and to our external consultants under their consultant agreements.

Research and development expenses in the first quarter 2007 included amounts paid to Strathmann Biotech for the development of a GMP manufacturing process for IVN 201 and amounts paid to Therapeomic AG for formulation development and amounts paid to RCC for the conduct of toxicology studies. Research and development expenses increased by 22% to $561,167 in the first quarter 2007 from $460,545 in the first quarter of 2006 as a result of our increased research and development activities.

Salaries And Wages

Salaries and wages are primarily comprised of salaries paid to employees of ImVisioN Therapeutics who are employed at our research and development facility in Hannover. Included in salaries and benefits are the amounts that we pay to Dr. Steiner and Prof. Dr. Rose under their employment agreements. Salaries increased by 56% to $142,741 in the first quarter 2007 from $91,452 in the first quarter of 2006 due to our hiring of additional personnel.

Travel

Travel expenses are comprised of travel expenses associated with our business operations.

Our travel expenses increased by 181% to $36,586 in the first quarter 2007 from $13,003 in the first quarter 2006 mainly due to higher traveling activities during the first quarter 2007 related to fund raising and meeting existing and potential collaborators of the Company.

Interest Income

Interest income is derived from interest on our money market account.

Interest income increased to $7,639 in the first quarter 2007 due to a higher cash balance during this period.

Liquidity And Capital Resources

Cash and Working Capital

As at March 31, 2007, we had cash of $855,154 and working capital of $715,148.

Plan Of Operations

Our planned expenditures over the next twelve months are $4,300,000. While we raised $2,000,000 in private placement financing in August 2006, our financial requirements remain in excess of our cash reserves and working capital. Accordingly, we anticipate that we will require financing in the amount of approximately $3,500,000 in order to carry out our plan of operations for the next twelve months. As we anticipate that we will not earn any revenues during the next twelve months, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. Accordingly, we anticipate that we will require additional financing in order to enable us to sustain our operations for the next twelve months, as outlined above under “Plan of Operations”.

Our board of directors has approved the offering of up to 10,000,000 shares of our common stock at a price of $0.40 per share to be sold pursuant to our registration statement on Form SB-2. We have not sold any shares pursuant to this offering to date and there is no assurance that any of these shares will be sold.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $911,493 during the first quarter of 2007, compared to cash used in operating activities in the amount of $423,797 during the first quarter of 2006. Cash used in operating activities was funded by working capital.

Cash From Investing Activities

We did not use or generate any cash from investing activities during the first quarters of 2007 and 2006.

Cash from Financing Activities

We did not generate any cash from financing activities during the first quarter of 2007, while in the first quarter of fiscal 2006 we generated cash in the amount of $541,305 from financing activities. Cash generated by financing activities in the first quarter of 2006 was attributable to capital contributions advanced by Nextech Venture, our principal shareholder.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons, there is substantial doubt about our ability to continue as a going concern.

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

Item 3.	Controls And Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Martin Steiner. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended March 31, 2007.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

We did not issue any of our securities without registration under the Securities Act of 1933 during the three months ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters To A Vote Of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended March 31, 2007.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
10.1	Equity Share Purchase Agreement dated June 30, 2006 between ImVisioN Therapeutics Inc., ImVisioN GmbH and Nextech Venture LP (1)
10.2	Employment Agreement between ImVisioN GmbH and Martin Steiner dated March 30, 2005 (1)
10.3	Employment Agreement between ImVisioN GmbH and Horst Rose dated March 30, 2005 (1)
10.4	Patent and Know-How Purchase agreement between BioVisioN and ImVisioN GmbH dated March 31, 2005 (1), (2)
10.5	Patent Purchase and Backlicense Agreement between ImVisioN GmbH and Productomics AG dated March 31, 2005 (1), (2)
10.6	Master Services Agreement between ImVisioN GmbH and Institut für Klinische Forschung und Entwicklung (IKFE) dated May 2, 2005 (1)
10.7	Strain Development, Process Development and Manufacturing Agreement between ImVisioN GmbH and Strathmann Biotech AG dated August 2005 (1)
10.8	Services Agreement between Digilab BioVisioN GmbH and ImVisioN GmbH dated effective February 1, 2006 (3)
10.9	Exclusive License Agreement between ImVisioN GmbH and MannKind Corporation dated February 8, 2006 (1), (2)

Exhibit
Number	Description of Exhibit
10.10	Agreement between DeBondo Capital Limited and Imvision Therapeutics Inc. dated June 30, 2006 (1)
10.11	Form of Subscription Agreement for the June 30, 2006 Offering of Shares (1)
10.12	Form of Restricted Stock Purchase Agreement (1)
10.13	Form of Subscription Agreement for the Regulation S Offering of Shares at a price of $0.25 per Share (1)
10.14	Amendment to Employment Agreement between ImVisioN GmbH and Dr. Martin Steiner dated August 17, 2006 (1)
10.15	Amendment to Employment Agreement between ImVisioN GmbH and Prof. Dr. Horst Rose dated August 17, 2006 (1)
10.16	Collaboration Agreement between ImVisioN GmbH and Therapeomic Inc. dated March 24, 2006 (3)
10.17	Consulting Agreement between ImVisioN GmbH and Productomics dated March 31, 2005 (3)
10.18	Consulting Agreement between ImVisioN GmbH and SK Research AG (3)
10.19	Amendment to Collaboration Agreement between ImVisioN GmbH and Therapeomic Inc. dated August 17, 2006 (3)
10.20

Form of Demand Registration Rights Agreement dated November 7, 2006 entered into between Imvision Therapeutics Inc. and each of DeBondo Capital Limited, Joachim Bondo, Chelmer Consulting Corp., Thomas Wittenborg and Carsten Ruehe (4)

10.21	Toxicology Study Agreement dated October 18, 2006 between ImVisioN GmbH and RCC Ltd. (4)
10.22	Termination Agreement between ImVisioN Therepeutics Inc. and DeBondo Capital Limited dated February 7, 2007 (5)
10.23	Form of Amendment to Restricted Stock Purchase Agreement dated February 7, 2007 (5)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (6)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Filed as an exhibit to the our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 1, 2006.

(2)

Portions of this Agreement relating to milestone payments and royalty amounts have been omitted pursuant to a request for confidential treatment submitted by us to the Securities and Exchange Commission under Rule 406 of Regulation C of the Securities Act of 1933.

(3)	Filed as an exhibit to our Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on October 18, 2006.

(4)	Filed as an exhibit to our Amendment No. 2 to Form SB-2 filed with the Securities and Exchange Commission on November 16, 2006.

(5)	Filed as an exhibit to our Post-Effective Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on February 13, 2007.

(6)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMVISON THERAPEUTICS INC.

By:	/s/ Martin Steiner
Martin Steiner
Chief Executive Officer and Chief Financial Officer
Date: May 15, 2007