Form 10QSB
period 2007-06-30
IMVISION THERAPEUTICS INC.
filed 2007-08-14
CIK 1372230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

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

+49 511 53 88 96-76
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 35,975,000 shares of common stock as of August 9, 2007.

Transitional Small Business Disclosure Format (check one): Yes[ ] No[ X ]

IMVISION THERAPEUTICS INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
June 30, 2007

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

The following unaudited condensed consolidated interim financial statements of ImVision Therapeutics Inc. (the “Company”) are included in this Quarterly Report on Form 10-QSB:

Page

Consolidated Balance Sheets as at June 30, 2007 (unaudited)	F-1

Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 and for the period from inception (January 28, 2005) to June 30, 2007 (unaudited)	F-2

Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and for the period from inception (January 28, 2005) to June 30, 2007 (unaudited)	F-3

Notes to Unaudited Consolidated Financial Statements	F-4

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Entity)
Consolidated Balance Sheet
US Funds (Unaudited)
June 30,
ASSETS	2007
Current assets
Cash and cash equivalents	$578,716
Other receivables	48,399
Prepaid expenses	496
Total current assets	627,611

Equipment, net	49,451

$677,062

LIABILITIES
Current liabilities
Accounts payable	$121,014
Accrued liabilities	130,237
Refundable stock subscriptions payable	529,000
Total current liabilities	780,251

STOCKHOLDERS' DEFICIT
Capital Stock
Common stock, $0.001 par value
100,000,000 shares authorized	-
35,975,000 shares issued and outstanding	35,975
Preferred stock, $0.001 par value
5,000,000 shares authorized	-
no shares issued	-
Additional Paid-in Capital	5,402,325
Contributed Surplus	678,090
Accumulated other Comprehensive
Income - Foreign currency translation	124,954
Deficit – Accumulated During the Development Stage	(6,344,533)
Total Stockholders' Deficit	(103,189)

$677,062

See accompanying notes, which are an integral part of the consolidated financial statements.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Entity)
Consolidated Statements of Operations
US Funds (Unaudited)
						Cumulative
						From
	Three	Three	Six	Six		Inception
	Months	Months	Months	Months		(January 28,
	Ended	Ended	Ended	Ended		2005) to
	June 30,	June 30,	June 30,	June 30,		June 30,
	2007	2006	2007	2006		2007
Revenues
Grant revenues	$26,753	$-	$95,089	$-		$244,667
Operating Expenses
General and administrative	70,635	68,160	124,225	71,987		438,815
Depreciation	2,895	-	5,536	-		6,374
Listing and transfer agent fees	4,122	276,421	51,652	276,421		411,240
Patent costs	120,387	6,343	125,386	21,506		284,503
Professional fees	56,100	29,513	124,266	43,765		525,121
Research and development	467,579	340,144	1,028,746	791,718		3,006,189
Salaries and benefits	165,406	116,028	308,147	207,562		1,077,911
Travel	20,956	10,371	57,542	20,073		166,399
Write-down of patents	-	-	-	-		703,922
Total Operating Expenses	908,080	846,980	1,825,500	1,433,032		6,620,474

Loss from Operations	(881,327)	(846,980)	(1,730,411)	(1,433,032)		(6,375,807)
Other Income
Interest income, net	2,138	-	9,777	-		31,274
Net Loss	$(879,189)	$(846,980)	$(1,720,634)	$(1,433,032)		$(6,344,533)
Basic and Diluted Loss per
Share of Common Stock
Outstanding	$(0.02)	$(0.04)	$(0.05)	$(0.07)

Weighted Average Shares of
Common Stock Outstanding	35,975,000	20,483,242	35,975,000	20,441,851
Comprehensive Loss
Loss for the period	$(879,189)	$(846,980)	$(1,720,634)	$(1,433,032	) $	(6,344,533)
Foreign currency translation
adjustment	11,561	24,310	12,323	26,133		124,954
Total Comprehensive Loss for
the Period	$(867,628)	$(822,670)	$(1,708,311)	$(1,406,899	) $	(6,219,579)

See accompanying notes, which are an integral part of the consolidated financial statements.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Entity)
Consolidated Statements of Cash Flows
US Funds (Unaudited)
			Cumulative
			From
	Six	Six	Inception
	months	months	(January 28,
	Ended	Ended	2005) to
	June 30,	June 30,	June 30,
	2007	2006	2007
Cash Flows from Operating Activities

Net Loss	$(1,720,634)	$(1,433,032)	$(6,344,533)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation	5,536	-	6,374
Write-down of patents	-	-	703,922
Changes in operating assets and liabilities:
Other receivables	34,874	50,564	(48,399)
Prepaid expenses	935	(1,913)	(496)
Accounts payable	(40,933)	(62,597)	121,014
Accrued liabilities	(5,214)	(5,962)	115,599
Net cash used by operating activities	(1,725,436)	(1,452,940)	(5,446,519)

Cash Flow from Investing Activities
Acquisition of patents	-	-	(25,832)
Acquisition of equipment	(3,056)	-	(55,825)
Cash aquired on reverse aquisition transaction	-	7,395	7,395
Net cash provided (used) by investing activities	(3,056)	7,395	(74,262)

Cash Flows from Financing Activities
Sale of common stock	-	-	2,000,000
Capital contributions	-	2,183,803	3,445,543
Refundable stock subscriptions payable	529,000	-	529,000
Net cash provided by financial activities	529,000	2,183,803	5,974,543

Effect of exchange rate changes on cash	12,323	26,133	124,954

Net (Decrease) Increase in Cash and Cash
Equivalents	(1,187,169)	764,391	578,716
Cash and cash equivalents - Beginning of period	1,765,885	106,621	-

Cash and cash equivalents - End of Period	$578,716	$871,012	$578,716

See accompanying notes, which are an integral part of the consolidated financial statements.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2007 and 2006
US Funds (Unaudited)

1.	Nature of Business

The Company focuses on the development of novel immunotherapeutics based on proprietary MAT (Modular – Antigen – Transporter) technology platform to treat allergic diseases.

2.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of ImVisioN Therapeutics Inc. and Subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments consisting only of normal recurring adjustments considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany transactions and balances have been eliminated in the consolidated financial statements.

The preperation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-KSB.

3.	Going Concern and Liquidity Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2007, the Company had a net loss of $1,720,634 and an accumulated deficit of $6,344,533 and has incurred an accumulated operating cash flow deficit of $5,446,519 since inception. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the following year.

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
June 30, 2007 and 2006
US Funds (Unaudited)

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

The Company computes net loss per common share using SFAS No. 128 “Earnings per share” and SEC Staff Accounting Bulletin No. 98. Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at June 30, 2007 and 2006. The Company has incurred net losses and has no potentially dilutive common shares; therefore, basic and diluted loss per share are the same.

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2007 and 2006
US Funds (Unaudited)
6.	Other Comprehensive Income (Loss)

The Company’s only component of other comprehensive income (loss) consists of foreign currency translation adjustments in the amount of $11,561 and $24,310 for the three months ended June 30, 2007 and 2006, respectively and $12,323 and $26,133 for the six months ended June 30, 2007 and 2006, respectively.

7.	Common Stock Subscriptions

On April 11, 2007, the Company filed post-effective amendment No. 2 to a Form SB-2/A registration statement and it was declared effective on April 23, 2007. As of June 30, 2007, the Company has received subscriptions for a total 1,322,500 shares under its ongoing company offering at $0.40 per share. The Company has not yet signed and accepted the subscription agreements for these shares and, therefore, the paid purchase price aggregating $529,000 for the subscribed shares is accounted for as a current liability.

8.	Agreements

a)

By agreement dated January 10, 2007, the Company engaged Strathmann Biotec GmbH & Co. KG to conduct analytical testing and perform a 36-month stability study for a total cost of €49,531 ($65,396 based on the exchange rate at the exchange rate at December 31, 2006).

b)

By agreement dated January 23, 2007, the Company’s agreement with Therapeomic Inc. was further amended to include five additional milestones for a total additional cost of €160,000 ($211,248 based on the exchange rate at December 31, 2006).

	c)	By agreement dated February 7, 2007, the Company terminated its agreement with DeBondo Capital Limited (“DeBondo”).

Under the terms of the termination agreement, the Company has no obligation to reimburse DeBondo and for any expenses other than expenses that have been paid by DeBondo and relate to professional services performed after December 12, 2006, being the effective date of the Company’s original Form SB-2 registration statement. All options to purchase common stock granted to DeBondo were terminated, including the options to purchase additional shares of our common stock at $0.125, $0.250 and $0.375 per share.

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
June 30, 2007 and 2006
US Funds (Unaudited)

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

d)

On April 2, 2007, the Company entered into an option agreement with Biogen Idec to sublicense certain pending and issued patent rights. As consideration, this agreement requires a non-refundable Option Fee of $25,000, which is fully creditable toward the License Fee if and when made under the agreement. The Option Fee is due within twenty days following signature of this agreement. The option expires on June 30, 2007. If exercised, a License Fee of $100,000 is due upon signing of a license agreement. Additionally, there are further payments relating to an annual maintenance fee of $100,000 per year, milestone payments of up to $2,550,000 per product incorporating the licensed technology and royalty payments based on future product sales.

e)

On April 2, 2007, the Company entered into a research and development collaboration agreement with Fraunhofer Gesellschaft in Hannover for Birch-MAT and Mite-MAT. Under the agreement Fraunhofer Gesellschaft will perform certain studies with the Company’s product candidates for a total of $204,500 (€153,000). 30% of this amount is due upon signature of the agreement, 40% is due after completion of the practical work and 30% is due after receipt of a draft report. The study is expected to be completed by mid 2008.

f)

On June 1, 2007, the Company exercised its option to sublicense certain pending and issued patent rights from ALK Abello. The Parties agreed to negotiate in good faith to try to reach a final agreement on a License Agreement within ninety days of the notice of exercise by the Company. Upon signature of the License Agreement an Access Fee of $65,000 is due, to which the paid $30,000 Option Fee will be credited. Additionally, there are further payments relating to an annual maintenance fee of $ 15,000 per year for the three year term of the agreement, milestone payments of up to $1,360,000 and royalty payments based on future product sales.

9.	Disclosure of Supplemental Cash Flow Information

The following is a summary of non-cash investing and financing transactions:

			Cumulative
			from
			Inception
			(January 28
			2005) to
	June 30,	June 30,	June 30,
	2007	2006	2007

Acquisition of accrued liabilities of ImVisioN
Therapeutics Inc. in reverse acquisition	$-	$-	$14,638
Patents contirbuted by BioVisioN	$-	$-	$678,090

ImVisioN Therapeutics Inc. and Subsidiary
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2007 and 2006
US Funds (Unaudited)

10.	Subsequent Events

a)

On July 2, 2007, the Company exercised its option to license certain pending and issued patent rights from Biogen Idec. The Parties agreed to execute a license agreement by September 30, 2007. Upon execution of the License Agreement an Access Fee of $100,000 is due, to which the paid $25,000 Option Fee will be credited. Additionally, there are further payments relating to an annual maintenance fee of $100,000 per year, milestone payments of up to $2,550,000 per product incorporating the licensed technology and royalty payments based on future sales.

b)

On July 6 and 18, 2007, the Company engaged Strathmann Biotec GmbH & Co. KG to perform a third manufacturing validation run and additional validation services as well as development of certain analytical assays for IVN201. As consideration, the Company must make payments of $195,568 (€143,842) upon achievement of certain development milestones.

	c)	On July 10, 2007, the Company’s agreement with Therapeomic Inc. was further amended to include one additional milestone for a total cost of $40,788 (€30,000).

d)

Through July 27, 2007 the Company received $488,000 as subscriptions for 1,220,000 shares of Common Stock in connection with the ongoing offering of Common Stock at $0.40 per share. The Company has not yet signed or accepted the Subscription Agreements for these shares.

Item 2.	Management’s Discussion And Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended June 30, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended June 30, 2007.

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

Plan of Operations

For the next twelve months, our plan of operations is to complete the following objectives within the time periods and within the budgets specified:

  We plan to complete the preclinical development of IVN201 and to complete the first human clinical study, IVN-CAT-01b with the substance. We anticipate that we will spend approximately $2,000,000 over the next twelve months in carrying out these studies.

  We plan to complete further preclinical investigations of our Birch-MAT product candidate. This preclinical investigations will be co-funded through a grant from the BMBF and we anticipate that we will spend approximately $1,100,000 on this project over the next twelve months. Our objective is to identify the clinical product candidate for Birch-MAT in the third quarter of 2007.

  We plan to complete further preclinical investigations of our Mite-MAT product candidate. This preclinical investigations will be co-funded through a grant from the BMBF and we anticipate that we will spend approximately $700,000 on this project over the next twelve months. Our objective is to identify the clinical product candidate for Mite-MAT in the second half of 2007.

  We plan to conduct preclinical investigations with a grass pollen extract for intralymphatic injection and we anticipate that we will spend approximately $600,000 on this project over the next twelve months.

  We plan to incur general and administrative expenses, including salaries of employees, fees to be paid to consultants, office overhead and accounting, legal and audit professional expenses, of approximately $750,000 over the next twelve months.

  We plan to incur costs for licensing fees and milestone payments for third party licenses of approximately $250,000 over the next twelve months.

  We anticipate spending approximately $100,000 in complying with our obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of our financial statements and completing our annual report, quarterly reports, current reports and proxy statement filings with the SEC.

As at June 30, 2007, we had cash of $578,716 and a working capital deficit of $152,640. Our planned expenditures over the next twelve months, as outlined above, are $5,500,000. While we raised $2,000,000 in private placement financing in August 2006, our financial requirements remain in excess of our cash reserves and working capital. Accordingly, we anticipate that we will require financing in the amount of approximately $5,000,000 in order to carry out our plan of operations for the next twelve months.

During the twelve month period following the date hereof, we anticipate that we will only generate revenues from our research grant but no revenues from product sales. We anticipate, based on our current cash and working capital and our planned expenses, that we will be able to continue our plan of operations until September 2007 without additional financing. We will require substantial additional financing in order to complete development and commercialization of drugs incorporating our MAT technology in order to earn revenues that exceed our operating expenses. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We anticipate that long-term debt financing will not be available to us. As of June 30, 2007, we had received $529,000 for subscriptions for 1,322,500 shares under our ongoing offering of common stock at a price of $0.40 per share. Subsequent to June 30, 2007 we received an additional $488,000 for subscriptions for 1,220,000 shares under this offering. We have not yet signed and accepted the subscription agreements for these shares and therefore the paid purchase price of a total of $529,000 for the subscribed shares is accounted for as a current liability as June 30, 2007. We presently have no arrangements in place for additional financing. In the absence of such additional financing, we may not be able to continue our plan of operations beyond September 2007 and our business plan may fail. If we do not obtain the required additional financing, we will initially scale back our research and development programs and may ultimately be forced to abandon our research and development and business activities.

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

Results of Operations – Six months ended June 30, 2007

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the six months ended June 30, 2007. References to the discussion below to fiscal 2007 are to our current fiscal year which ends on December 31, 2007 and references to fiscal 2006 are to our fiscal year which ended December 31, 2006.

					Cumulative
					From
	Three	Three	Six	Six	Inception
	Months	Months	Months	Months	(January 28,
	Ended	Ended	Ended	Ended	2005) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007
Revenues
Grant revenues	$26,753	$-	$95,089	$-	$244,667

Operating Expenses
General and administrative	70,635	68,160	124,225	71,987	438,815
Depreciation	2,895	-	5,536	-	6,374
Listing and transfer agent fees	4,122	276,421	51,652	276,421	411,240
Patent costs	120,387	6,343	125,386	21,506	284,503
Professional fees	56,100	29,513	124,266	43,765	525,121
Research and development	467,579	340,144	1,028,746	791,718	3,006,189
Salaries and benefits	165,406	116,028	308,147	207,562	1,077,911
Travel	20,956	10,371	57,542	20,073	166,399
Write-down of patents	-	-	-	-	703,922
Total Operating Expenses	908,080	846,980	1,825,500	1,433,032	6,620,474

Loss from Operations	(881,327)	(846,980)	(1,730,411)	(1,433,032)	(6,375,807)

Other Income
Interest income, net	2,138	-	9,777	-	31,274

Net Loss	$(879,189)	$(846,980)	$(1,720,634)	$(1,433,032)	$(6,344,533)

Revenue

We earned revenues of $26,753 in the second quarter of 2007 and $95,089 in the first half of 2007 from a research grant which we were awarded in 2006 by the BMBF (German Ministry for Education and Research). We anticipate that we will earn additional revenues over the next twelve months from this grant provided we can demonstrate to BMBF that we have the financial resources to cover at least 50% of the project costs. We did not generate revenues from the BMBF grant during the first six months of fiscal 2006. We do not expect to earn any revenues from the sale of our products during the next twelve months.

General and Administrative

General and administrative include amounts that we pay to Digilab BioVisioN under our service agreement for office premises, laboratory equipment and facilities, information technology equipment and services and staff infrastructure and expenses included telephone, postage, courier services, insurance, internet and other general administrative expenses.

Our general and administrative expenses were $70,635 in the second quarter of 2007 compared to $68,160 in the second quarter of 2006 and $124,225 in the first six months of 2007 compared to $71,987 in the first six months of 2006. This difference mainly results from us not paying any service fees to DigiLab BioVisioN during the first quarter of 2006 due to the renegotiation of this service contract.

Listing and Transfer Agent Fees

Listing and transfer agent fees were $4,122 in the second quarter of 2007 compared to $276,421 in the second quarter of 2006. Listing and transfer agent fees were $51,652 in the first six months of 2007 compared to $276,421 in the first six months of 2006. The differences were due to amounts paid under our agreement with DeBondo Capital in the second quarter of 2006. This agreement with DeBondo Capital was terminated on February 2007.

Patent Costs

Patent costs include costs paid in connection with our applications for patents with government patent offices under patent legislation and reimbursement of such costs to our licensors, where applicable.

Our patent costs increased to $120,387 in the second quarter 2007 from $6,343 in the second quarter of 2006 and to $125,386 in the first six months of 2007 from $21,506 in the first six months of 2006. These increases were mainly due to the costs for translations and filings of the MAT patent in different European countries.

Professional Fees

Our professional fees include accounting and auditing expenses incurred in connection with the preparation and audit of our financial statements and legal expenses incurred in connection with a registration statement that we have filed with the United States Securities and Exchange Commission and our ongoing reporting obligations under the Securities Exchange Act of 1934.

Professional expenses increased to $56,100 in the second quarter of 2007 from $29,513 in the second quarter of 2006 and to $124,266 in the first six months of 2007 from $43,765 in the first six months of 2006.

Research and Development

Research and development expenses are those expenses attributable to the pre-clinical and clinical research and development of our MAT technology. These amounts include amounts paid to our collaboration partners and to our external consultants under their consultant agreements.

Research and development expenses increased to $467,579 in the second quarter 2007 from $340,144 in the second quarter of 2006 and to $1,028,746 in the first six months of 2007 from $791,718 in the first six months of 2006 as a result of our increased research and development activities. Research and development expenses included amounts paid to Strathmann Biotech for the development of a GMP manufacturing process for IVN 201, amounts paid to Therapeomic AG for formulation development, amounts paid to RCC for the conduct of toxicology studies and amounts paid to other collaboration partners.

Salaries And Wages

Salaries and wages are primarily comprised of salaries paid to employees of ImVisioN who are employed at our research and development facility in Hannover. Included in salaries and benefits are the amounts that we pay to Dr. Steiner and Prof. Dr. Rose under their employment agreements. Salaries increased to $165,406 in the second quarter 2007 from $116,028 in the second quarter of 2006 and to $308,147 in first six months of 2007 from $207,562 in the first six months of 2006 due to our hiring of additional personnel.

Travel

Travel expenses are comprised of travel expenses associated with our business operations.

Our travel expenses increased to $20,956 in the second quarter 2007 from $10,371 in the second quarter 2006 and to $57,542 in the first six months of 2007 from $20,073 in the first six months of 2006 mainly due to higher traveling activities related to fund raising and meeting existing and potential collaborators of the Company.

Interest Income

Interest income is derived from interest on our money market account.

Interest income increased to $2,138 in the second quarter 2007 and to $9,777 in the first six months of 2007 due to a higher cash balance during these periods.

Liquidity And Capital Resources

Cash and Working Capital

As at June 30, 2007, we had cash of $578,716 and a working capital deficit of $152,640.

Plan Of Operations

Our planned expenditures over the next twelve months are $5,500,000. While we raised $2,000,000 in private placement financing in August 2006, our financial requirements remain in excess of our cash reserves and working capital. Accordingly, we anticipate that we will require financing in the amount of approximately $5,000,000 in order to carry out our plan of operations for the next twelve months. As we anticipate that we will not earn any revenues during the next twelve months, we anticipate that our cash and working capital will not be sufficient to enable us to undertake our plan of operations over the next twelve months without our obtaining additional financing. Accordingly, we anticipate that we will require additional financing in order to enable us to sustain our operations for the next twelve months, as outlined above under “Plan of Operations”.

Our board of directors has approved the offering of up to 10,000,000 shares of our common stock at a price of $0.40 per share to be sold pursuant to our registration statement on Form SB-2. We have not sold any shares pursuant to this offering to date and there is no assurance that any of these shares will be sold. As of June 30, 2007 we had received $529,000 for subscriptions for 1,322,500 shares under this offering. Subsequent to June 30, 2007 we received an additional $488,000 for subscriptions for 1,220,000 shares under our offering. We have not yet signed and accepted the subscription agreements for these shares and therefore the paid purchase price of a total of $529,000 for the subscribed shares is accounted for as a current liability as at June 30, 2007.

Cash Used In Operating Activities

We used cash in operating activities in the amount of $1,725,436 during the first six months of 2007, compared to cash used in operating activities in the amount of $1,452,940 during the first six months of 2006. Cash used in operating activities was funded by working capital.

Cash From Investing Activities

We used $3,056 for investing activities during the first six months of 2007 while we acquired $7,395 in the reverse acquisition transaction in the first six months of 2006.

Cash from Financing Activities

We generated $529,000 of cash from financing activities during the first six months of 2007 through subscriptions to our ongoing offering of shares at $0.40 per share, while in the first six months of fiscal 2006 we generated cash in the amount of $2,183,803 from financing activities. As discussed above under “Plan of Operations”, we have to date not accepted these share subscriptions. Cash generated by financing activities in the first six months of 2006 was attributable to capital contributions advanced by Nextech Venture, our principal shareholder.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Dr. Martin Steiner. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

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

During the fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended June 30, 2007.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

We did not issue any of our securities without registration under the Securities Act of 1933 during the six months ended June 30, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission Of Matters To A Vote Of Securities Holders

No matters were submitted to our security holders for a vote during the three months ended June 30, 2007.

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

10.1	Equity Share Purchase Agreement dated June 30, 2006 between ImVisioN Therapeutics Inc., ImVisioN GmbH and Nextech Venture LP (1)

Exhibit
Number	Description of Exhibit

10.2	Employment Agreement between ImVisioN GmbH and Martin Steiner dated March 30, 2005 (1)

10.3	Employment Agreement between ImVisioN GmbH and Horst Rose dated March 30, 2005 (1)

10.4	Patent and Know-How Purchase agreement between BioVisioN and ImVisioN GmbH dated March 31, 2005 (1), (2)

10.5	Patent Purchase and Backlicense Agreement between ImVisioN GmbH and Productomics AG dated March 31, 2005 (1), (2)

10.6	Master Services Agreement between ImVisioN GmbH and Institut für Klinische Forschung und Entwicklung (IKFE) dated May 2, 2005 (1)

10.7	Strain Development, Process Development and Manufacturing Agreement between ImVisioN GmbH and Strathmann Biotech AG dated August 2005 (1)

10.8	Services Agreement between Digilab BioVisioN GmbH and ImVisioN GmbH dated effective February 1, 2006 (3)

10.9	Exclusive License Agreement between ImVisioN GmbH and MannKind Corporation dated February 8, 2006 (1), (2)

10.10	Agreement between DeBondo Capital Limited and Imvision Therapeutics Inc. dated June 30, 2006 (1)

10.11	Form of Subscription Agreement for the June 30, 2006 Offering of Shares (1)

10.12	Form of Restricted Stock Purchase Agreement (1)

10.13	Form of Subscription Agreement for the Regulation S Offering of Shares at a price of $0.25 per Share (1)

10.14	Amendment to Employment Agreement between ImVisioN GmbH and Dr. Martin Steiner dated August 17, 2006 (1)

10.15	Amendment to Employment Agreement between ImVisioN GmbH and Prof. Dr. Horst Rose dated August 17, 2006 (1)

10.16	Collaboration Agreement between ImVisioN GmbH and Therapeomic Inc. dated March 24, 2006 (3)

10.17	Consulting Agreement between ImVisioN GmbH and Productomics dated March 31, 2005 (3)

10.18	Consulting Agreement between ImVisioN GmbH and SK Research AG (3)

10.19	Amendment to Collaboration Agreement between ImVisioN GmbH and Therapeomic Inc. dated August 17, 2006 (3)

Exhibit
Number	Description of Exhibit

10.20	Form of Demand Registration Rights Agreement dated November 7, 2006 entered into between Imvision Therapeutics Inc. and each of DeBondo Capital Limited, Joachim Bondo, Chelmer Consulting Corp., Thomas Wittenborg and Carsten Ruehe (4)

10.21	Toxicology Study Agreement dated October 18, 2006 between ImVisioN GmbH and RCC Ltd. (4)

10.22	Termination Agreement between ImVisioN Therepeutics Inc. and DeBondo Capital Limited dated February 7, 2007 (5)

10.23	Form of Amendment to Restricted Stock Purchase Agreement dated February 7, 2007 (5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (6)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Filed as an exhibit to the our Form SB-2 Registration Statement filed with the Securities and Exchange Commission on September 1, 2006.

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

IMVISON THERAPEUTICS INC.

Date: August 14, 2007	By:	/s/ Martin Steiner
Chief Executive Officer and Chief Financial Officer